Form 10-K
period 1993-12-31
LIN BROADCASTING CORP
filed 1994-03-31
CIK 59498

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K
             [X]  Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1993
                                       OR
        [  ]   Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission File No.  0-2481


                          LIN BROADCASTING CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                      62-0673800
        (State or other jurisdiction         (I.R.S. Employer
      of incorporation or organization)     Identification No.)

             5295 Carillon Point
            Kirkland, Washington                   98033
  (Address of principal executive offices)      (zip code)

              Registrant's telephone number, including area code:
                                 (206) 828-1902

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has
been subject to such filing requirements for the past 90 days.  Yes   X
 No ___
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
         The number of shares outstanding of the registrant's Common Stock was 51,512,770 as of February 28, 1994, excluding 3,817,402 treasury shares. The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,739,315,011 as of February 28, 1994. (The term "affiliates" is deemed, for this purpose only, to refer only to the directors of the registrant and to McCaw Cellular Communications, Inc.)
                      DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the registrant's Proxy Statement relating to its 1994 annual meeting of stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the registrant's fiscal year ended December 31, 1993.

                               TABLE OF CONTENTS
                                     PART I
                                                             Page

Item 1.       Business . . . . . . . . . . . . . . . . . . . . .
                 Business of the Company . . . . . . . . . . . .
                 The Cellular Telephone Industry . . . . . . . .
                 The Company's Cellular Operations . . . . . . .
                 The Company's Media Operations. . . . . . . . .
                 Mobile Satellite Service. . . . . . . . . . . .
                 Private Market Value Guarantee. . . . . . . . .
                 Governmental Regulation . . . . . . . . . . . .
                 Employees . . . . . . . . . . . . . . . . . . .

Item 2.       Properties . . . . . . . . . . . . . . . . . . . .

Item 3.       Legal Proceedings  . . . . . . . . . . . . . . . .

Item 4.       Submission of Matters to a Vote of Security Holders

                                    PART II

Item 5.       Market for the Registrant's Common Equity and Related
                 Stockholder Matters . . . . . . . . . . . . . .

Item 6.       Selected Consolidated Financial Data . . . . . . .

Item 7.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . .

Item 8.       Financial Statements and Supplementary Data. . . .

Item 9.       Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure . . . . . .

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

Item 11.      Executive Compensation . . . . . . . . . . . . . .

Item 12.      Security Ownership of Certain Beneficial Owners
                 and Management. . . . . . . . . . . . . . . . .

Item 13.      Certain Relationships and Related Transactions . .


                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K . . . . . . . . . . . . . .

       1                          PART I

Item 1.  BUSINESS

Business of the Company

    LIN Broadcasting Corporation (the "Company" or "LIN"), through its subsidiaries, is principally engaged in the cellular telephone and media (commercial television broadcasting and specialty publishing) businesses.

    The Company owns cellular interests (i.e., direct or indirect interests in licensees) representing approximately 27.2 million 1993 pops primarily in the New York, Los Angeles, Philadelphia, Dallas-Fort Worth and Houston markets and owns seven network-affiliated television stations. "Pops" means the population of a market multiplied by a percentage ownership interest in an entity licensed or designated to receive a license (a "licensee") by the Federal Communications Commission (the "FCC") to construct or operate a cellular telephone system in such market. Pops do not represent actual subscribers in a cellular system. All of these pops (except Philadelphia, where the Company's equity/voting interest is 49.99%) are located in markets where the Company owns a 50% or more equity or voting interest and these markets represent five of the top 10 Metropolitan Statistical Areas ("MSAs") nationwide. As of December 31, 1993, the cellular systems in which the Company owned interests had an aggregate of approximately 1,434,000 subscribers and average penetration was 3.34%. The Company's proportionate share of such subscribers (based on its actual ownership interest) was 865,000. During 1993, the cellular operations in which LIN has ownership interests produced aggregate net revenues of $1.22 billion and LIN's broadcasting and publishing operations generated net revenues of $168 million.

    The Company, a Delaware corporation, was incorporated in October 1961. The Company's principal executive office is located at 5295 Carillon Point, Kirkland, Washington 98033. Its telephone number is (206) 828-1902. References to "the Company" in this Form 10-K include LIN Broadcasting Corporation and/or its subsidiaries and its predecessors, unless the context otherwise requires. For information about the Company's industry segments, see Note 11 to the consolidated financial statements of the Company contained elsewhere in this Annual Report on Form 10-K.

    McCaw Cellular Communications, Inc. ("McCaw") owns an approximate 52% interest in the Company. In August 1993, McCaw and American Telephone and Telegraph Company ("AT&T") signed a definitive merger agreement. The agreement, which is contingent on regulatory and other approvals, would include an all-stock transaction with each McCaw share exchanged for one AT&T share, subject to certain adjustments depending on the trading price of AT&T stock prior to the close of the transaction. For more information regarding McCaw's proposed transaction with AT&T, see McCaw's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

The Cellular Telephone Industry

    Cellular telephone technology provides high quality, high capacity service to and from vehicle-mounted, hand-held portable and stationary wireless telephones. Cellular telephone systems ("cellular systems") divide a region into many "cells," each covered by its own low-power transmitter, receiver and signaling equipment (the "cell site"). Each cell site is connected by landline, microwave or other technology to the system's computers in a mobile telephone switching office (the "switch"). The switches control the operation of the cellular system for the entire service area. Each conversation in a cellular system involves a radio transmission between a cellular telephone and a cell site and the transmission of the call between the cell site and a switch. The switch and cell sites periodically monitor the signal quality of calls in progress. The signal quality of the transmission between the cellular telephone and a cell site in any cell declines as the signal strength decreases. When the signal quality of a call declines to a predetermined level, the switch determines if the signal quality is greater at the cell site of another cell or different sector within the same cell and if so, "hands off" the call to that other cell site or sector.
This hand off takes a fraction of a second and is not generally noticeable to either party to the call. If the cellular telephone leaves the service area of the cellular system, the call is disconnected unless an appropriate technical interface is established with an adjacent cellular system.

    Currently, the radio transmission between the cellular telephone and the cell site is primarily an "analog" transmission and both the cellular telephone and the transmitting equipment are designed to send and receive voice signals exclusively in this mode. With the current analog technology and the amount of licensed radio frequencies available to the Company, there are capacity limitations in certain areas, especially in large markets like New York and Los Angeles. To relieve potential capacity constraints as well as to provide a platform for future service enhancements, the Company has participated in the development of and is planning to introduce digital service in addition to traditional analog service in all of its cellular operations. In October of 1993, the Company launched digital service in Los Angeles. The Company has also installed digital transmitting equipment in New York and Dallas and expects to introduce commercial service to those markets during the first half of 1994. The Company is using a digital format referred to as Time Division Multiple Access ("TDMA") which has been adopted and re-endorsed as an industry standard by the Cellular Telecommunications Industry Association. Digital technology offers many advantages over analog technology, including an initial three-fold increase in capacity, lower costs and the opportunity to provide enhanced services, such as improved data transmissions, short messaging, caller ID and longer phone battery life. Because existing analog cellular telephones will not be able to receive digital transmissions from the cell site, the Company expects that the conversion from analog to digital will be phased in over a number of years, during which a system will maintain both analog and digital transmitting equipment and will thus be able to serve customers with either analog, dual-mode (analog and digital) or digital only cellular telephones.
All of the Company's systems are already compatible with both analog and digital transmitting equipment. Thus, implementation of digital service only involves the change-out of cell site radios and certain other equipment. The Company expects that after a meaningful percentage of call volume is handled by the digital network, the capital costs of adding system capacity to support subscriber growth will drop significantly.

    Cellular systems can offer a variety of features including call forwarding, call waiting, conference calling, voice message storage and retrieval and voice recognition where subscribers can make calls by speaking the number to be dialed. Because cellular systems are fully interconnected with the landline telephone network, subscribers can receive and originate both local and long distance calls from their cellular telephones. The cellular system operator pays an interconnection charge to the local landline telephone company to carry calls placed from a mobile unit to a wired telephone. The amounts paid are subject to negotiation or tariff and vary from system to system.

    All cellular phones are designed for compatibility with cellular systems in all market areas within the United States, Canada and Mexico and with all channels allocated for cellular use, so that a mobile unit may be used wherever a subscriber is located. Changes of cellular telephone numbers or other technical adjustments to mobile units by the manufacturer or the cellular service operator may be required, however, to enable the subscriber to change from one cellular system to another. Cellular system operators may provide service to subscribers from another cellular system temporarily located in or traveling through the operator's service area. Such subscribers are called "roamers."

    The FCC granted only two licenses for cellular service in each market. During its initial licensing of cellular MSAs and rural service areas ("RSAs"), the FCC reserved one license for applicants (such as the Company) that were not affiliated with any landline telephone carrier (the "A Block license"), and the other license for wireline applicants (the ("B Block license") . Now, subject to FCC rules, an A Block or B Block license may be granted to either a wireline or nonwireline entity, but no entity may control more than one cellular system in any service area.

The Company's Cellular Operations

    Set forth below is information with respect to the seven cellular systems in which the Company owns an interest:

                                                Market Information
                                                Total
                        LIN's Interests      Population       Market       B Block
Name and Location       Equity   Voting      (000,000s)(1)     Rank(1)   Competition

Cellular One            93.1%   100.0%             14.9          1       NYNEX/Bell
New York                                                                  Atlantic

Los Angeles Cellular    40.0%    50.0%             14.6          2       AirTouch
  Telephone Company                                                       Communications
Los Angeles                                                               (formerly
                                                                           PacTel)

Comcast Metrophone      49.9%    49.9%              4.9          4       Bell Atlantic
Philadelphia

Metrocel                60.4%    60.4%              4.2          6       Southwestern
Dallas-Ft. Worth                                                          Bell

Houston Cellular        56.3%    50.0%              3.8          8       GTE
  Telephone Company
Houston

Galveston Cellular      34.6%    50.0%              0.2        169       GTE
  Telephone Company
Galveston

Cellular One           100.0%   100.0%              0.2        N/A       GTE
  (Texas RSA-17)
Newton, TX (2)

1/  Source:  Donnelley Marketing Information Services estimate for 1993.
2/  The Company acquired its interest in the Newton, Texas RSA in 1993.

    The agreements governing the New York, Los Angeles, Dallas-Fort Worth, Houston and Galveston partnerships are generally similar and the Company has or shares effective operating control of each partnership. The Company's wholly owned subsidiaries are general partners in these partnerships, and each of the partnerships is governed by a Partners' or Executive Committee consisting of designated representatives from the partners in the particular partnership. In each case, the applicable partnership agreement generally provides that all rights and obligations (other than voting), such as obligations for capital investment, sharing of profits and losses, and distributions, are based upon percentage ownership. The cellular system serving the Philadelphia market is conducted in the form of a corporation and Comcast Corporation ("Comcast") has operating control of the corporation. The participants in each of these partnership or corporate entities are generally responsible for their pro rata share of all capital contributions called for by the governing bodies of such entities, and failure to make such contributions could result in the ownership interest being either forfeited or diluted. Such ownership interests are also subject to restrictions upon the owners' ability to sell, transfer, pledge or otherwise encumber or dispose of such interests under certain circumstances.

    Marketing. In marketing its services, the Company stresses that cellular telephones are affordable and easy to use and produce immediate and direct benefits to subscribers, including increased productivity for the business user and convenience for all subscribers. The Company also emphasizes that it is a locally managed, customer-oriented cellular system operator which is responsive and accommodating to the needs of subscribers.

    The Company follows a strategy of controlled decentralization which allows each regional manager to adapt the Company's general marketing and incentive plans to the particular needs of the market, to develop innovative uses for cellular telephones and products which are responsive to local needs, and to set goals for its sales force and dealers. The key elements of all such marketing plans are appealing to potential subscribers, creating public awareness and understanding of the cellular telephone services offered by the Company, developing a sales force and dealer network, reducing the initial investment required by subscribers to obtain cellular service and certifying installation centers.

    Subscribers. While subscribers represent a wide range of occupations, they have traditionally been individuals who work in the construction, contracting, real estate, wholesale and retail industries, service industries and professionals. Because these individuals often work out of their cars during the day, the Company's systems are used primarily between the hours of 7:00 a.m. and 6:00 p.m. Increasingly, the Company's subscribers represent major accounts, such as federal and local governmental agencies, national and regional shipping, delivery and transportation companies and other businesses. Although a majority of the Company's subscribers are business users, a growing share of new customers use the phone principally for safety and convenience. The Company expects this trend to continue as market penetration increases. Over half of the Company's new subscribers purchase a portable unit that is not restricted to car use. The Company believes that hand-held portable cellular telephones will become an increasingly large portion of its subscriber base as the price for such telephones continues to decline.

    Sales Force, Dealers and Retailers. The Company enlists subscribers through an internal sales force and through a network of independent dealers and retailers. Dealers and retailers are independent contractors who solicit customers on a commission basis for the Company's cellular systems.

    The Company's dealers either are in the business of selling or servicing cellular telephones exclusively or are engaged in businesses with customers that are likely to become cellular subscribers. The Company has established and is continuing to pursue multi-state dealer arrangements. The Company has several dealer compensation contracts. Most involve a commission which is paid immediately to the dealer, but with the dealer's retention of all or part of the commission contingent upon the customer keeping the service for a specified period of time (generally between three and six months). Such contracts may also involve the payment of a portion of the commission over time, as service is provided to the subscriber.

    The Company has also been successful in attracting premier national mass market retailers to distribute its products.

    National Marketing. Increasingly, large customers with nationwide needs for cellular services are purchasing these services centrally. Larger corporations generally require a national sales force, special volume purchase discounts, trial programs, central billing, simple rate plans, and national 24-hour customer service. McCaw's National Account Services Group coordinates these activities with local markets, and certain of the Company's markets contract with this group in order to meet the needs of their large customers. To improve these programs, McCaw is now operating a central clearing house for all new national account orders and shipping of the cellular telephones to national accounts. The National Account Services Group also accredits local installers, and establishes McCaw's national corporate price plans.

    Telephones and Installation. The Company purchases telephones under national sales contracts and, as a means of stimulating demand for cellular service, generally sells phones to its dealers and the major accounts it services directly at prices reflecting its costs. The Company cooperates with several cellular equipment manufacturers in local advertising and promotion of cellular equipment.

    There are a number of different types of cellular telephones available, all of which are compatible with cellular systems nationwide. Models vary by type: car-mounted, transportable, and fully portable; by type of transmission: analog and digital; by feature, such as: speed dialing, speakerphone, voice recognition and horn alert; and by price. Prices at which telephones are sold to subscribers may also vary by market, resulting in part from local competitive forces. To ensure quality installation and customer satisfaction, the Company certifies installation centers which meet certain quality control standards.

    Products and Services. The Company generally offers its customers several pricing options. Some options consist of a fixed monthly charge plus additional variable charges per minute of telephone use. A high volume caller might find an option with a high monthly access charge and low per-minute charges to be most economical. Low volume users might choose a different package featuring a low access fee and high per-minute charge. The Company also offers plans with access fees which include a specified number of minutes, with established per-minute charges for usage in excess of the included minutes.

    The Company makes available to subscribers custom calling services such as call-forwarding, call-waiting, three-way calling, no-answer and busy transfer. The Company has also instituted a voice retrieval message system and has or will be installing voice recognition technology in all its cellular systems. The Company also provides news, weather, sports and financial news recordings.

    The Company has also implemented automatic roaming in its cellular systems. With automatic roaming, the Company's subscribers are pre-registered in cellular systems outside the Company's regions. Such subscribers receive service automatically while they are roaming, without having to communicate with the local office in any fashion.

    Customer Service. The Company recognizes that being responsive to the problems and concerns of its subscribers is critical in a service business. The Company trains and certifies various agents to provide repair services for the Company's subscribers. The Company continually monitors and provides ongoing training for service centers. In addition, the Company operates its markets through an on-site staff, including a branch manager or managers, technicians and customer service representatives.

    McCaw National Network. McCaw is continuing the process of linking various regional cellular systems, including the Company's, into the North American Cellular Network ("NACN"), a "national seamless network" permitting cellular subscribers, without making special arrangements, to both place and receive calls anywhere they travel in areas served by the NACN, even if the local cellular service is not provided by McCaw or the Company. All of McCaw's and the Company's markets within the continental United States as well as the A Block systems in most other major metropolitan areas and Cantel, which holds Canada's A Block cellular license, are served by the NACN. GTE Corporation and most of the other major B Block licensees have formed a national network similar to the NACN, which competes with the NACN. As of February 28, 1994, the NACN served approximately 5 million subscribers and covered a population base of over 100 million.

    Cellular Competition. The FCC awarded only two cellular licenses in each market - an A Block and a B Block license. During its initial licensing of MSAs and RSAs the FCC reserved the A Block license for a nonwireline company (which in each of the Company's markets is the partnership or other entity in which the Company owns an interest) and the B Block license for an affiliate of a local wireline telephone company. Now, subject to FCC rules, an A Block or a B Block license may be granted to either a wireline or a nonwireline entity, but no entity may control more than one license per market. Only a small number of RSA cellular licenses have not been granted. Each licensee in a market has the exclusive grant of a defined frequency band within that market. The Company also faces competition for wireless communications services in each market from other wireless technologies which provide many of the characteristics of cellular service. See "Competition From Other Technologies."

    Competition is principally on the basis of services and enhancements offered, the technical quality of the system, quality and responsiveness of customer service and price. Competition may be intense. Under applicable law, the Company is required to permit the "reselling" of its services. In certain larger markets and in certain market segments such as national customers, competition from resellers may be significant. There is also competition for dealers.

    The Company believes that in most of its markets the B Block competitor must be viewed as formidable because of its greater assets and resources and more extensive experience in telecommunications. Large amounts of capital are required to build and operate a cellular system, especially for equipment and marketing. Because of their historical affiliation with the local telephone company, the financial and other resources available to the B Block licensees will generally be greater than those available to the Company. In addition, the B Block licensee generally has completed construction and commenced operation of its system earlier than the Company's system, giving the B Block licensee a significant head start.

    FCC rules require Regional Bell Operating Companies that become cellular operators to create a separate subsidiary to own and operate cellular systems. This requirement is intended to make it more difficult for these companies to engage in anticompetitive activities, such as subsidizing their cellular operations from monopoly landline revenues in order to force cellular competitors out of the market.

    There are currently pending several legislative initiatives which may affect the Company, including proposals regarding the obligation of common carriers such as the Company to provide interconnection or equal access to interexchange carriers and the right of the Regional Bell Operating Companies (which are the Company's primary B Block competitors) to offer or resell
interexchange services.   In light of the uncertainty as to
whether such legislation will be enacted or the final form thereof, and as to the nature of the additional competitive services covered thereby, it is impossible to quantify the impact of these legislative initiatives or such competition on the Company at this time.

    Competition From Other Technologies. Potential users of cellular systems may find their communication needs satisfied by other current and developing technologies. For example, specialized mobile radio ("SMR") systems, generally used by taxicabs and tow truck services, and other communication services which have the technical capability to handle mobile telephone calls may provide competition in certain markets. One-way messaging or beeper services that feature voice message and data display as well as tones may be adequate for potential subscribers who do not need to transmit back to the caller.
Other two-way mobile services may also be competitive with the Company's services. For example, the second generation of cordless telephone technology will permit the application of this technology to a public environment. If sufficient demand develops for these types of services, however, current regulation would permit the Company to offer them under its existing licenses.

    In addition to B Block cellular competition, the Company and its unconsolidated affiliates expect to face competition from enhanced specialized mobile radio services ("ESMR") operations, such as Nextel, which are providing cellular-like services in the Company's California markets. A number of other ESMR networks are scheduled to begin either operation or construction in 1994 in other cities as well.

    In September 1993, the FCC adopted rules for the licensing of personal communications services ("PCS"). While the Company and other cellular carriers will be eligible to compete for these licenses, the amount of PCS spectrum that cellular carriers may acquire in their own cellular market areas is limited. Furthermore, the FCC's rules provide for as many as seven PCS licenses in any market area, so the likelihood of additional competition in wireless services has increased. The FCC has also established Rand-McNally Major Trading Areas ("MTAs") and Basic Trading Areas ("BTAs") as the licensing areas for PCS services. Both MTAs and BTAs are larger than a cellular MSA or RSA. In some instances, an MTA may exceed in size the Company's cluster of cellular licenses in a particular geographic region. It is expected that PCS licenses will begin to be awarded in 1994. Several parties to the FCC proceeding including the Company have petitioned for reconsideration of certain aspects of the PCS rules and it is possible that the FCC could amend its rules based on these petitions.

    Some of the PCS spectrum is already used by cellular carriers for microwave transmissions, and the FCC has determined that the existing microwave users must be phased out or relocated to new frequencies once PCS is deployed. However, the FCC's rules enable displaced microwave users to obtain compensation from PCS licensees for vacating PCS spectrum and provide for a transition period before incumbent microwave users are forced to relocate.

    Pursuant to the Omnibus Budget Reconciliation Act of 1993, signed into law in August 1993, the FCC will auction the spectrum that it has allocated for PCS licenses. Auctions are scheduled to begin in May 1994. The FCC has recently proposed rules for conducting auctions; these include a provision for the submission of bids to acquire all licenses available within a common spectrum block, thus offering a new PCS entrant the possibility of obtaining national coverage. Because the auction rules are only in preliminary form, it is uncertain how they will affect the Company's competitive position.

The Company's Media Operations

    The Company's media business consists of its television broadcasting and publishing operations. The percentage of the Company's media revenues contributed by television broadcasting and publishing in each of the three years ended December 31, 1993, 1992 and 1991, respectively, are shown in the following table:

                            1993        1992        1991
    Broadcasting           86.4%       86.7%       86.1%
    Publishing             13.6%       13.3%       13.9%

    Television Broadcasting. The Company owns, through wholly owned subsidiaries and under authorizations granted by the FCC, four VHF and three UHF network-affiliated television stations. In addition to network programming, each of the Company's stations devotes segments of its broadcasting day to news, local live programming, talk shows, and syndicated and off-network programs. News and community-oriented programs are emphasized and play an important role in the stations' services to their viewers. Set forth in the following table is information with respect to the Company's television stations.

                                                                      Number of
                                                                     Commercial
                                                                      Stations
                                        Network          NSI          Operating
Station and Market      Channel       Affiliation   Market Rank(1)    in Market

KXAS-TV
 Ft. Worth-Dallas,     5 (VHF)           NBC               8            4 VHF
 Texas                                                                  8 UHF

WISH-TV
 Indianapolis,         8 (VHF)           CBS              26            4 VHF
 Indiana                                                                4 UHF

WOOD-TV (formerly
 WOTV-TV) Grand        8 (VHF)           NBC              36            3 VHF
 Rapids-Kalamazoo-                                                                2 UHF
 Battle Creek, Michigan

WAVY-TV
 Hampton Roads,       10 (VHF)           NBC              39            3 VHF
 Virginia                                                               2 UHF

KXAN-TV (2)
 Austin, Texas        36 (UHF)           NBC              68            1 VHF
                                                                        3 UHF
WAND-TV
 Decatur-Champaign-   17 (UHF)           ABC              77            1 VHF
 Springfield-Danville,                                                  6 UHF
 Illinois

WANE-TV
 Fort Wayne, Indiana  15 (UHF)           CBS             103            4 UHF
_______________________
(1) Source: Nielsen Station Index ("NSI") - DMA Market Ranking 1993/1994, A.C. Nielsen
    Company.
(2) Station KXAM-TV, Channel 14 (UHF) at Llano, Texas is operated as a satellite station of KXAN-TV in order to increase its coverage area.

    Commercial television broadcasting in the United States is conducted on 68 channels numbered "2" through "69". Channels "2" through "13" are in the very high frequency (VHF) band and "14" through "69" are in the ultra high frequency (UHF) band. In general, UHF stations are at a disadvantage relative to VHF stations because of relatively weaker reception of UHF transmission by many viewers and because of the inconvenience of fine tuning for UHF reception. In markets where no VHF station, or only one, can be received, these disadvantages are relatively less significant. Three of the Company's stations, KXAN-TV, WAND-TV, and WANE-TV, are UHF stations, but the disadvantages of operating on the UHF band in certain of these markets is mitigated since only one VHF station transmits in the areas served by KXAN-TV and WAND-TV and only UHF stations operate in the area served by WANE-TV. In addition, as cable television penetration increases in television markets, the reception disadvantage is further lessened.

    The following is certain information (in addition to that set forth in the foregoing table) with respect to each of the Company's television stations, including the respective expiration dates of their FCC licenses and network affiliation contracts. Applications for renewal of FCC licenses must be filed with the FCC four months before the expiration date of the license. See "Governmental Regulation-Broadcasting." On March 16, 1989, the FCC eliminated its long standing rule limiting network affiliation contracts to two years' duration. Network affiliation contracts are generally renewable by their terms for successive periods (unless notice of termination is provided in advance of its expiration date) and the Company knows of no reason why its network affiliation contracts should not be renewed in due course on satisfactory terms. (All population estimates contained herein are as of January 1, 1994 and were obtained from Nielsen Market Rankings - October 1993.)

    Station KXAS-TV was acquired by the Company in November 1974 and is affiliated with the NBC network pursuant to a network affiliation contract which expires on January 31, 1996. The Fort Worth-Dallas market, with a population of approximately 4,700,000, is served by three other commercial VHF television stations (of which two are affiliated, respectively, with CBS and ABC, and one is an independent), by two noncommercial VHF stations (stations which do not accept advertising), and by eight commercial UHF stations (one of which is affiliated with the FOX network). Approximately 46% of KXAS-TV's 24 hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources.

    Station WISH-TV was acquired by the Company in February 1984 and is affiliated with the CBS network pursuant to a network affiliation agreement which expires on February 14, 1998. The Indianapolis market, with a population of approximately 2,288,000, is served by three other commercial VHF television stations, of which one is affiliated with NBC, one is affiliated with ABC, and one is an independent. In addition, there are two low power television stations operating in the Indianapolis market, one of which simulcasts WISH-TV's programming and one which simulcasts for the NBC affiliate. There are four commercial independent UHF stations and three non-commercial UHF stations serving this market. Approximately 42% of WISH-TV's 24 hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources.

    Station WOOD-TV (formerly WOTV-TV) was acquired by the Company in April 1983 and is affiliated with the NBC network pursuant to a network affiliation agreement which expires on April 30, 1994. The Grand Rapids-Kalamazoo-Battle Creek market, with a population of approximately 1,683,000, is served by two other commercial VHF television stations which are affiliated with CBS and ABC and by two commercial UHF television stations (one of which is affiliated with ABC and one of which is affiliated with the FOX network) and three non-commercial UHF television stations. Approximately 45% of WOOD-TV's 24 hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources.

    Station WAVY-TV was acquired by the Company in April 1968 and is affiliated with the NBC network pursuant to a network affiliation agreement which expires on December 31, 1996. The Portsmouth-Norfolk-Newport News-Hampton Roads market, with a population of approximately 1,614,000, is served by two other commercial VHF television stations (which are affiliated, respectively, with CBS and ABC) and by three UHF television stations (one of which is a noncommercial station). Approximately 52% of WAVY-TV's 24 hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources.

    Station KXAN-TV was acquired by the Company in May 1979 and is affiliated with the NBC network pursuant to a network affiliation agreement which expires on December 31, 1995. The Austin market, with a population of approximately 980,000, is served by three other commercial stations, one of which is a VHF station affiliated with CBS, one of which is a UHF station affiliated with ABC, and one of which is a UHF station affiliated with the FOX network. There is also one noncommercial UHF television station in this market. Approximately 31% of KXAN-TV's 24 hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources. Its parent company, KXAN Inc., also operates KXAM-TV, Channel 14, at Llano, Texas. This full power station operates as a satellite of KXAN-TV with the majority of its programming duplicating that of KXAN-TV. However, a separate news bureau has been established to produce local news reports specific to the KXAM audience.

    Station WAND-TV was acquired by the Company in January 1966 and is affiliated with the ABC network pursuant to a network affiliation agreement which expires on July 1, 1994. The Decatur-Champaign-Springfield-Danville market, with a population of approximately 837,000, is served by six other commercial television stations, one of which is a VHF television station affiliated with CBS, whose coverage is supplemented by a UHF satellite located in Springfield. The remaining five stations are UHF television stations, two of which are affiliated with NBC, two of which are FOX affiliates located in Springfield and

Champaign, and one of which is an independent located in Decatur.
This market is also served by a noncommercial VHF television station. Approximately 50% of WAND-TV's 24 hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources.

    Station WANE-TV was acquired by the Company in February 1984 and is affiliated with the CBS network pursuant to a network affiliation agreement which expires on December 31, 1994. The Fort Wayne market, with a population of approximately 619,000, is served by three other commercial UHF stations, one of which is affiliated with NBC, one of which is affiliated with ABC, and one of which is affiliated with the FOX network. This market is also served by two noncommercial UHF stations. Approximately 44.6% of WANE-TV's 24 hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources.

The Company also provides programming and advertising services pursuant to a local marketing agreement to WOTV-41, Battle Creek, Michigan, an ABC affiliate operating on UHF Channel 41. The Grand Rapids-Kalamazoo-Battle Creek market, with a population of approximately 1,683,000, is served by three commercial VHF stations, including station WOOD-TV, which is owned by the Company, one other commercial UHF television station and three non-commercial UHF stations. Approximately 39% of WOTV-41's hours of broadcasting time consists of programming that is either locally produced or purchased from non-network sources. WOTV-41's current FCC license expires in October 1997.

    Broadcasting Revenues. Revenues of a local television station depend to some extent upon whether or not it is affiliated with a television network. In general, the affiliation contracts of WAND-TV with ABC, WISH-TV and WANE-TV with CBS, and KXAS-TV, WOOD-TV, WAVY-TV and KXAN-TV with NBC, provide that the respective network will offer to the affiliated station all of the programs it generates, and the affiliated station normally transmits a number of hours of network programming each month. The network programs transmitted by the affiliated station will usually contain advertising originated by the network for which the network is compensated by its advertisers.

    The affiliation contracts provide that the network will pay to the affiliated station an amount that is determined by negotiation based upon the market size and rating level of the affiliated station in question. Network programs usually contain "slots" of time in which the local station is permitted to sell spot advertising for its own account. The affiliate is permitted to sell advertising spots preceding, following and sometimes during network programs.

    A network affiliation may be important to a local station because network programs, in general, have higher viewer ratings than non-network programs and help to establish a solid audience base and acceptance within the market for the local station. Because network programming often enhances a station's rating level, a network-affiliated station is often able to charge higher prices for its own advertising time.

    In addition to revenues derived from broadcasting network programs, local television stations derive revenues from the sale of advertising time for spot advertisements, which usually vary from 10 seconds to 60 seconds in length, and from the sale of program sponsorship to national and local advertisers. Advertising contracts are generally short in duration and may usually be canceled upon two weeks' notice. Each of the Company's television stations is represented by a national firm for the sale of spot advertising to national customers, but each station has local sales personnel covering the service area in which it is located. National representatives are compensated by a commission based on net advertising revenues from national customers.

    The following table shows the approximate percentage of the Company's television broadcasting revenues by source for each of the past three years:

                            1993        1992       1991

    Local                    51%         50%         50%
    National spot            46%         47%         46%
    Network                   3%          3%          4%


    As a result of the Consumer Protection and Cable Act of 1992 (the "Cable Act"), the FCC implemented rules that require each broadcast television station to select either mandatory cable carriage or negotiated cable retransmission of its signal with repsect to each cable system in its local market. In the majority of instances, the Company's television stations elected for retransmission consent, and during 1993 completed agreements with local cable operators.

    In 1994, the Company will launch the "Local Weather Station." The "Local Weather Station" will provide Dopplar radar, local travel and aviation forecasts, weather trends and features. This station will be offered in certain of the Company's television markets over local cable systems. Management expects that the "Local Weather Station" will provide additional initial revenues of approximately $500,000 per year and enable introduction into the cable programming business.

    Various cable companies have filed legal challenges to the Cable Act on the grounds that it infringes their constitutional rights. These challenges are currently pending before the United States Supreme Court, with a decision expected this summer. However, management does not expect the outcome of the Supreme Court case to affect the Company's cable contracts relating to the "Local Weather Station."

    Competition. The television stations of the Company compete for revenues with other television stations and advertising media, such as radio, newspapers, magazines, billboards and direct mail, serving their geographical areas. Generally, a television station does not compete with stations in other market areas.

    Other sources of competition to the Company's television stations include cable television systems, which carry local and distant television broadcast signals by wire, cable or fiber to subscribers who pay a fee for this service. However, most cable systems also supply programming to subscribers that is not originated on, or transmitted from, conventional broadcasting stations. Some of these cable programs are sold to subscribers for additional fees while others are supported by advertising sales by both the cable network and increasingly by cable operators. Multipoint distribution services, home dish subscription services, satellite master antenna systems, VCRs, movie rentals and low-power stations also compete with broadcast stations.

    The FCC recently expanded the number of frequencies available for multipoint distribution services, including services such as direct broadcast satellite television. A large number of applications in virtually all television markets
(including all the markets served by the Company's stations) have been filed with the FCC. A number of those applications have now been granted.

    The Company's Specialty Publishing Business. The Company acquired GuestInformant in October 1981 and, in July 1983 acquired Leisureguides, Inc., which was merged into GuestInformant in 1985. In August 1990, Metromedia Company, Inc. ("Metromedia") commenced managing GuestInformant pursuant to a management contract with the Company. GuestInformant publishes annual, hardcover, high-quality publications that are placed in the rooms of distinguished hotels in 33 market areas including most major cities. For each of these locations, GuestInformant produces a distinctive magazine, which contains editorial features relating to places of interest in the area and advertisements supporting each magazine published. In select markets, GuestInformant also publishes a Quick City Guide, which is a softcover magazine distributed in hotel lobbies. Editorial and production offices are located in Woodland Hills, California, and sales offices are maintained in New York and most other major cities. Printing is done by independent contractors.

Mobile Satellite Service

    Subsidiaries of the Company and McCaw are stockholders (holding on a combined basis an approximately 12% interest) in American Mobile Satellite Corporation, which has been licensed by the FCC to provide national mobile satellite service. This service is expected to be available by the end of 1994 and will provide full-duplex, digital mobile telephony to vehicle mounted and fixed terminals throughout North America. The Company does not expect mobile satellite service to be competitive with cellular service in urban areas, but should be a complementary service in rural areas.

Private Market Value Guarantee

    The Company has entered into the Private Market Value Guarantee ("PMVG") with McCaw for the benefit of the Company's stockholders (other than McCaw and its affiliates). The PMVG provides among other things that, for as long as McCaw and its affiliates beneficially own in the aggregate at least 25% of the outstanding shares of the Company's Common Stock ("Shares") on a fully diluted basis or McCaw's designees constitute a majority of the Board of Directors of the Company, and any Shares are held by other persons, the following provisions shall apply.

    Independent Directors. Three members of the Company's board of directors (the "Independent Directors") will be independent directors as determined under the New York Stock Exchange Rules (i.e., independent of management of the Company and its affiliates and free of any relationship that, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment). The initial Independent Directors are persons who served on the Company's Board prior to the completion by McCaw of its tender offer for the Company. At each annual meeting of the Company's stockholders, Independent Directors will be nominated by the then current Independent Directors and elected by a Majority Vote of the Public Stockholders, as defined below. Independent Directors will be subject to removal only (a) for cause, (b) if a majority of the Independent Directors approve such removal or (c) if such removal is approved by a Majority Vote of the Public Stockholders.

    "Majority Vote of the Public Stockholders" means (a) the affirmative vote of the holders of at least a majority of the Public Shares present and entitled to vote at any meeting at which the holders of a majority of the Public Shares are present or (b) the action by written consent (in accordance with applicable provisions of Delaware law and the Company's certificate of incorporation and by-laws) of the holders of a majority of the Public Shares. "Public Shares" means Shares not owned by McCaw or any of its affiliates.

    Sale of the Company after Five Years.  On or about January
1, 1995 (the "Initiation Date"), the Independent Directors will designate an investment banking firm of recognized national standing (the "Independent Directors' Appraiser") and McCaw will designate an investment banking firm of recognized national standing, in each case to determine the private market value per Share. Private market value per Share is the private market price ("Private Market Price") per Share (including control premium) that an unrelated third party would pay if it were to acquire all outstanding Shares (including the Shares held by McCaw and its affiliates) in an arm's length transaction, assuming that the Company was being sold in a manner designed to attract all possible participants (including the Regional Bell Operating Companies) and to maximize stockholder value, including if necessary through the sale or other disposition (including tax-free spin-offs, if possible) of businesses prohibited by legal restrictions to be owned by any particular buyer or class of buyers (e.g., the Regional Bell Operating Companies).

    Once the Private Market Price is determined pursuant to the procedures provided for in the PMVG, McCaw will have 45 days to decide whether it desires to proceed with an acquisition of all of the Public Shares (an "Acquisition") at that price. If McCaw decides to proceed with an Acquisition, it may pay the Private

Market Price in cash or any combination of cash, common equity securities and/or nonconvertible senior or subordinated "current cash pay" debt securities that the Independent Directors, after consultation with their investment banking firm, believe in good faith will have an aggregate market value, on a fully distributed basis, of not less than the Private Market Price. If McCaw determines to proceed with an Acquisition as set forth above, it will enter into an agreement with the Company (containing customary terms and conditions) and will cause a meeting of stockholders of the Company to be held as soon as practicable to consider and vote thereon. The Acquisition may only be completed if it is approved by a Majority Vote of the Public Stockholders.

    If McCaw determines not to proceed with an Acquisition, or if despite McCaw's good faith efforts an Acquisition has not been completed within 12 months following the Initiation Date (or, if an Acquisition has been approved by a Majority Vote of the Public Stockholders and is being pursued in good faith by McCaw but has not been completed due to regulatory delays or litigation, 20 months following the Initiation Date), McCaw will put the Company in its entirety up for sale under direction of the Independent Directors in a manner intended by the Independent Directors to maximize value for all Shares. The sale procedures will be set by the Independent Directors and may include, if necessary in order to maximize stockholder value, provision for the sale or other disposition of businesses prohibited by legal restrictions to be owned by any particular buyer or class of buyers (e.g., the Regional Bell Operating Companies). The Independent Directors will select from among the proposed transactions the one or more transactions determined by them (including tax-free spin-offs, if possible) as being most likely to maximize value for all Shares and will cause a meeting of the Company's stockholders to be held as soon as practicable to consider and vote thereon. McCaw will not bid unless requested to do so by the Independent Directors. McCaw will fully cooperate in this process and, if one or more of the transactions so selected by the Independent Directors are approved by a Majority Vote of the Public Stockholders, will cause all Shares owned by it or its affiliates to be voted in favor thereof. Any sale of the Company would be subject to receipt of FCC and other necessary regulatory approvals.

    If a transaction is presented for approval at a meeting of stockholders as contemplated above and fails to receive the requisite Majority Vote of the Public Stockholders, McCaw will have no further rights or obligations to purchase the remaining interest in the Company, but the remainder of the Private Market Value Guarantee shall continue to apply to the extent described therein.

    Continuing Stockholder Protections. Except as described above, neither McCaw nor any of its non-Company affiliates may engage in any material transaction (including, without limitation, agreements, such as roaming agreements, which are standard in the industry) with the Company or any of its subsidiaries (other than proportionate as a stockholder of the Company) unless such transaction has been approved by a majority of the Independent Directors.

    Except as described above, neither McCaw nor any of its non-Company affiliates may engage in a merger or consolidation with the Company, or purchase all or substantially all of the Company's assets, unless the transaction is approved not only by a majority of the Independent Directors but also by a Majority Vote of the Public Stockholders. In deciding whether to approve such a transaction, the Independent Directors will be instructed to consider as a fair price per Share the Private Market Price per Share (including control premium) that an unrelated third party would pay if it were to acquire all outstanding Shares (including the Shares held by McCaw and its affiliates) in an arm's length transaction, assuming that the Company was being sold in the manner contemplated above. The Independent Directors will retain independent financial advisors and counsel to advise them with respect to any such transaction.

    No transaction will be undertaken, and the Company will not take any action, whether or not approved by a majority of the board of directors of the Company, if the Independent Directors determine in their good faith judgment by unanimous vote that such transaction or action would likely depress the value of the Company on the Initiation Date. In addition, the Company will not acquire or dispose of any business (other than acquisitions of additional cellular interests in markets in which the Company has an interest), whether or not approved by a majority of the board of directors of the Company, if the Independent Directors determine in their good faith judgment by unanimous vote that such acquisition or disposition is not in the best interests of the Company.

    Additional Share Purchases. Except as permitted above, neither McCaw nor any of its non-Company affiliates may purchase additional Shares if, after giving effect thereto, they would beneficially own in the aggregate more than 75% of the outstanding Shares on a fully diluted basis.

    Corporate Opportunities. McCaw will direct to the Company, and the Company will have a priority right to pursue, all corporate opportunities to acquire interests in U.S. cellular telephone systems other than those in markets in which McCaw has an interest or contiguous to markets in which McCaw has such an interest (in the latter instance, however, only if such market is not a market in which the Company has such an interest or contiguous to such a market). For purposes of the foregoing, a party will not be deemed to have an interest in a cellular telephone system solely by reason of such party's ownership of less than a majority equity interest in a public company having such an interest. The Independent Directors will be afforded an amount of time reasonably necessary to consider any such transaction, consistent with any time constraints imposed by the other party to such transaction, and if and for as long as a majority of the Independent Directors desire to pursue such transaction, McCaw will not separately pursue that transaction.

    Certain Transferees Bound. Except pursuant to a sale of the Company as described above, neither McCaw nor any of its non-
Company affiliates may sell more than 25% of the outstanding
Shares on a fully diluted basis to a third party or group unless that third party or group agrees in writing to be bound by the provisions set forth in the PMVG to the same extent as McCaw is so bound.

    Amendments. The provisions of the PMVG may be amended in any respect not materially adverse to the holders of Public Shares, but only if the amendment is approved by a majority of the Independent Directors. Any such amendment will promptly be disclosed in a filing with the Securities and Exchange Commission. The determination of the Independent Directors as to whether an amendment is materially adverse to the holders of Public Shares shall be final and shall bind all holders of Public Shares. The provisions of the PMVG may also be amended in any other respect if the amendment is approved by a Majority Vote of the Public Stockholders.

    The foregoing description is only a summary of the PMVG, which has been filed with the Securities and Exchange Commission as an exhibit to this Report.

Governmental Regulation

    Cellular. The construction, operation and transfer of cellular systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The FCC has promulgated regulations governing the construction and operation of cellular systems, licensing and technical standards for the provision of cellular telephone service.

    For licensing purposes the FCC divided the United States into separate geographic markets (MSAs and RSAs). In each market, the allocated cellular frequencies are divided into two equal blocks. During the initial application process for MSAs and RSAs, the FCC reserved the A Block frequencies for nonwireline applicants (such as the Company) and the B Block for wireline applicants. Now, subject to FCC rules, an A Block or B Block license may be granted to either a wireline or nonwireline entity, but no entity may control more than one cellular system in any MSA or RSA.

    The completion of acquisitions involving the transfer of control of a cellular system requires prior FCC approval and, in certain cases, compliance with the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and state regulatory approval. Acquisitions of minority interests generally do not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the Company's application for approval of the proposed transfer. The Company expects to receive in the ordinary course FCC approval for the completion of all of its pending acquisitions for which such approval is required and which has not already been obtained.

    When a cellular system has been constructed, the licensee is required to notify the FCC that construction has been completed. Immediately upon this notification, but not before, FCC rules authorize the licensee to offer commercial service to the public. The licensee is then said to have "operating authority." The

Company has obtained operating authority for each of its cellular systems that is currently in operation. Initial operating licenses are granted for 10 year periods. The FCC has recently established the procedures and standards for filing renewal applications, filing petitions to deny applications for renewal and conducting comparative renewal proceedings between cellular licensees and challengers filing competing applications. The FCC will award a "renewal expectancy" to cellular operators meeting specific criteria that establish that the licensee has adequately provided service to the public and has complied with applicable rules and regulations. The ruling establishing the process of obtaining a "renewal expectancy" and other procedures for renewal is subject to further FCC review. Licenses may be revoked and license renewal applications denied for cause. In addition, if a renewal expectancy is not granted, a license could be awarded to a competing applicant if it prevails in a comparative hearing.

    Under FCC rules, the authorized service area for the Company in each of its markets is referred to as the "cellular geographic service area" or CGSA. The CGSA is comprised of the composite service area of the system's cell sites as measured according to a formula established by the FCC in 1992 and contained in its rules. The CGSA may be coincident with or smaller than the related MSA or RSA. The right to serve areas which fall within the licensee's MSA or RSA but outside of its CGSA is exclusive to such licensee for a period of 5 years from the date the licensee receives authority to construct its system. This ruling and the manner in which the FCC defines the CGSA is currently subject to further FCC and court review. At the conclusion of such 5-year period other entities may apply to serve areas within the MSA or RSA that are unserved by the licensee. If more than one mutually exclusive application is filed for an unserved area, the FCC is considering whether to use its auction authority to choose a winner or whether to award the area by lottery. In March 1993 the FCC began accepting such unserved areas applications and the Company expects that there will be applications filed for unserved areas within MSAs where it holds the initial A Block licenses. The Company expects that any unserved areas within its MSAs will be immaterial to the Company. In addition, the Company intends to file several unserved areas applications to attempt to obtain rights to serve additional territory. Because of the possibility of other competing applications, the Company has no assurance that these applications will be granted.

    The FCC requires landline telephone carriers in each market to offer reasonable interconnection facilities to both cellular systems in the market and to disclose how the B Block licensee will interconnect with the landline network. The A Block cellular licensee has the right to interconnect with the landline network in a manner no less favorable than that of the B Block licensee; it may, however, negotiate interconnection arrangements that are not identical to those provided to the B Block licensee in that market. In addition, the FCC is now considering the issue of whether commercial mobile radio services such as cellular should be required to provide interconnection to their networks to other carriers.

    The FCC's rules also generally require persons or entities holding cellular construction permits or licenses to coordinate their proposed frequency usage and system design with other cellular users and licensees in order to avoid electrical interference between adjacent systems or the capture of another market's subscribers. The height and power of base stations in the cellular system are regulated by FCC rules, as are the type of signals emitted by these stations. In addition to regulation by the FCC, cellular systems are subject to certain Federal Aviation Administration regulations respecting the marking, lighting, siting and construction of cellular transmitter towers and antennas.

    The FCC has initiated a rulemaking to update its rules which ensure that FCC-regulated transmitters do not expose the public or workers to potentially harmful levels of radio frequency radiation. The Company does not believe that the standards that have been proposed will have any significant impact on the Company or its services.

    Applicable law administered by the FCC requires that the total percentage of shares of the Company owned of record or voted by non-United States persons or entities shall not exceed
25%.

    The Company is also subject to state and local regulation in some instances. In 1981, the FCC preempted the states from exercising jurisdiction in the areas of licensing, technical standards and market structure. However, certain states require cellular system operators to go through a state certification process to serve communities within their borders. All such certificates can be revoked for cause. In addition, certain state authorities regulate several aspects of a cellular operator's business, including the rates it charges its subscribers and cellular resellers, the resale of long-distance service to its subscribers, the technical arrangements and charges for interconnection with the landline network and the transfer of interests in cellular systems. The siting and construction of the cellular facilities, including transmitter towers, antennas and equipment shelters may also be subject to state or local zoning, land use and other local regulations.

    Public utility or public service commissions (or certain of the commissioners) and legislators in several states have expressed an interest in examining whether the cellular industry should be more closely regulated by such states. Such regulation could include one or all of the following: regulating the manner in which cellular service is provided to "wholesale" or "bulk" purchasers who resell such service to the public; regulating the provision of cellular service across landline telephone "exchange" or "LATA" boundaries; or mandating that cellular providers allow "equal access" to long-distance providers, thereby allowing cellular subscribers to choose their long-distance provider. There can be no assurance that this does not evidence a future trend in state regulation of the cellular industry.

    The Omnibus Budget Reconciliation Act specifies that cellular and other commercial mobile providers should be subject to similar regulatory treatments, including possible federal pre-emption of state rate and entry regulation. These provisions may reduce some of the Company's regulatory compliance costs and may ensure that competing wireless services do not acquire competitive advantages as a result of disparate regulatory treatment. Nevertheless, in light of the uncertainty as to how the legislation will be implemented, and as to the nature of the additional competitive services covered thereby, it is impossible to quantify the impact of these legislative and regulatory initiatives on the Company at this time.

    The states of Pennsylvania and Texas do not currently regulate cellular operations. The New York Public Service Commission has certain regulations governing cellular operators in that state. In July 1993, the New York State legislature passed a law that exempted cellular telephone companies from a 45 day notice requirement for certain tariff filings. In October 1992, the California Public Utilities Commission (the "CPUC") issued a decision specifying new reporting rules for cellular carriers, authorizing resellers to connect switching equipment that they may purchase to the switching equipment operated by cellular carriers, and ordering cellular carriers to "unbundle" their wholesale service offerings to switch-based resellers. The CPUC's ruling also stated that cellular carriers would be required to market their retail services at fully compensatory prices and that unbundled wholesale service could not be priced for more than cost plus a prescribed rate of return (tentatively established at 14.75%). The decision ordered carriers to prepare applications for unbundled wholesale service within 120 days. However, numerous cellular carriers have filed applications for reconsideration of the decision and the CPUC has stayed its effective date until the agency acts upon those applications. A ruling on the reconsideration requests is expected in the first half of 1994.

    Broadcasting. Broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act. The Communications Act empowers the FCC, among other things, to issue, revoke or modify broadcasting licenses, to assign frequency bands and determine the location of stations, to regulate the apparatus used by stations, to establish areas to be served by particular stations, to adopt such regulations as may be necessary to carry out the provisions of the Communications Act, and to impose penalties for violation of such regulations.

    Broadcasting licenses for television stations are granted for a maximum period of five years and are renewable upon application therefor. During certain periods when a renewal application is pending, competing applicants may file for the frequency in use by the renewal applicant. Competing applicants may be entitled to a comparative hearing in competition with the renewal applicant. As of December 31, 1993, no competing applications had been filed against any of the Company's stations. In addition, petitions to deny applications for renewal of licenses may be filed during certain periods following the filing of renewal applications. In recent years, representatives of various community groups and others have filed numerous petitions to deny renewal applications of broadcasting stations (including applications filed by the Company's stations). The expiration dates of the Company's television station licenses are stated in the section entitled "The Company's Media Operations--Television Broadcasting". In each case, renewal applications must be filed with the FCC four months before the expiration date of the license, and competing applications and petitions to deny must be filed one month prior to the expiration date.

    The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC and, in effect, prohibits the Company, without the approval of the FCC, from having any officer who is an alien, more than 25% of its directors who are aliens, or more than 25% of its stock owned by aliens or foreign governments, or representatives of aliens or foreign governments.

    The FCC's "multiple ownership" rules restrict the number of radio and television licenses which a single entity may control or in which it would have a substantial ownership interest.
These rules limit individual market station combinations (radio-radio, television-television and radio-television) and national reach (both numbers of stations and households covered). The rules are more liberal with respect to minority-owned enterprises, AM radio stations, UHF television stations and large markets. In addition, television licensees may not acquire daily newspapers published in the same markets served by their broadcast stations nor acquire cable systems in the areas reached by their signals. The Company does not currently own any radio-television, broadcast-newspaper or television-cable combinations.

    The FCC's rules provide that, with certain exceptions, the power to vote or control the vote of 5% or more of the stock of a publicly-held broadcast licensee (i.e., a licensee with 50 or more stockholders) is the test for determining whether an entity should have the licensee's stations attributed to it for purposes of the multiple ownership rules. However, the FCC's rules permit a qualifying mutual fund, insurance company or bank trust department to vote or control the vote of up to 10% of the stock of a publicly-held broadcast company before that company's stations would be attributed to it under those rules. The FCC's rules also permit exceptions to this principle where a single person or entity holds a greater than 50% voting interest in the licensee or parent company.

    Congress frequently proposes legislation and the FCC frequently proposes new or changed regulations or policies that would, directly or indirectly, affect the broadcast industry.
The 1992 Cable Act and related FCC rules are examples. See "The Company's Media Operations--Broadcasting Revenues." They also conduct various proceedings, investigations, hearings and studies that could lead to proposed legislation, regulations or policies. The Company cannot predict whether new legislation or regulations will be proposed or adopted or the adverse impact, if any, upon the Company's operations which might result therefrom.

Employees

    As of December 31, 1993, the Company employed 2,370 full-time and part-time employees in its consolidated cellular operations (New York and Dallas), broadcasting, publishing and corporate offices. Fifty four of such employees were represented by unions. The Company's unconsolidated cellular affiliates also employed 1,690 full-time and part-time employees as of year end 1993. The Company believes that its employee relations are generally good.

Item 2.  PROPERTIES

    To provide cellular service, the Company maintains sales and administrative offices, transmitter or antenna sites and switching offices. The Company generally leases all of these facilities, although it does own such premises where it is in the best interests of the Company to do so. The Company's broadcast operations maintain administrative offices, television studios and transmitter or antenna sites, most of which are owned by the Company. The Company's specialty publishing operations maintain office space for sales and administrative activities, most of which is leased. See Note 10 to the Company's consolidated financial statements included elsewhere in this Form 10-K.

Item 3.  LEGAL PROCEEDINGS

    The Company is from time to time a defendant in and is threatened with various legal proceedings arising from its regular business activities. The Company is also party to routine filings with the FCC and state regulatory authorities and customary regulatory proceedings pending in connection with interconnection, rates, and practices and proceedings concerning the telecommunications industry in general and other proceedings which management does not expect to have a material adverse effect on the financial position or results of operations of the Company.

    In August 1993 and in December 1993, two dealers for the Los Angeles cellular partnership filed lawsuits against the partnership and certain other parties in the California state court, seeking injunctive relief and monetary damages. The lawsuits allege various torts and statutory violations, including price-fixing regarding cellular equipment and service, below-cost sales of equipment, fraud, interference with economic relationship, unfair competition, discrimination among agents, and conspiracy. The lawsuits are in their early stages and plaintiffs have made a motion to consolidate them. The partnership intends to defend each lawsuit vigorously, believes that it has meritorious defenses to the allegations contained in the complaints, and does not expect that the ultimate results of these legal proceedings will have a material adverse effect on its financial position or results of operations.

    In September 1993, a proposed class action lawsuit was filed by a cellular subscriber in a District Court in Texas. The lawsuit alleges that the renewal provisions and liquidated damages provisions of the annual subscriber agreements of various cellular carriers, including the Houston cellular partnership, are void and unenforceable, and are contrary to public policy. The plaintiffs also seek monetary damages. No class has yet been certified. The partnership intends to defend the lawsuit vigorously, believes that it has meritorious defenses to the allegations contained in the complaint, and does not expect that the ultimate results of this legal proceeding will have a material adverse effect on its financial position or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended December 31, 1993.

                                  PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    The Company's Common Stock is listed for quotation on the Nasdaq National Market under the symbol LINB. The following table sets forth, for the calendar quarters indicated, the high and low sale prices of the Common Stock on the Nasdaq National Market as reported in published financial sources. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    Year                                  High       Low

    1992

      First Quarter. . . . . . . . .     $ 84 1/2    $ 70
      Second Quarter . . . . . . . .     $ 78 1/2    $ 60
      Third Quarter. . . . . . . . .     $ 75 1/2    $ 61 1/2
      Fourth Quarter . . . . . . . .     $ 79 1/2    $ 63 3/4

    1993

      First Quarter. . . . . . . . .     $ 90        $ 75 1/2
      Second Quarter . . . . . . . .     $101        $ 80 1/4
      Third Quarter. . . . . . . . .     $121 3/4    $ 98 1/2
      Fourth Quarter . . . . . . . .     $116 1/2    $108 1/4

    1994

      First Quarter
        (through February 28, 1994) $117 1/4         $106 1/2


    As of February 28, 1994 there were approximately 1,404 holders of record of the Common Stock (which number does not include the number of stockholders whose shares are held of record by a broker or clearing agency but does include such a brokerage house or clearing agency as one recordholder).

    The Company has never paid cash dividends on the Common Stock. The Board of Directors will determine future dividend policy based on the Company's results of operations, financial condition, capital requirements and other circumstances. The Company's Bank Credit Facilities (described below) restrict the Company's ability to pay dividends to its stockholders. There are also restrictions on the ability of the Company's operating subsidiaries to pay dividends to the Company. It is not anticipated that any cash dividends will be paid on the Common Stock in the foreseeable future.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA
    Set forth below is selected consolidated financial data of the Company for the past five years.  This data should be read in conjunction with the consolidated financial statements of the Company and the notes thereto for the
corresponding periods which are contained elsewhere in this Form 10-K.   Selected historical financial data for the
years ended December 31, 1990 and 1989 are not comparable to recent years due to the effect of the Metromedia
Transaction and the adoption of Statement of Financial Accounting Standards (SFAS) No. 109 (as discussed below).  During
1993, the Company retroactively adopted SFAS No. 109, "Accounting for Income Taxes" effective January 1, 1991 and has restated its 1992 and 1991 financial statements.



                                                               Year Ended December 31,
                                            1993           1992           1991           1990           1989
                                                      (Restated)(1)  (Restated)(1)
                                                           (In thousands, except per share data)
Statement of Operations Data:
Net revenues . . . . . . . . . .         $688,557      $ 572,521      $ 468,137       $ 378,089       $250,748
Operating income . . . . . . . .          128,305        130,015         81,430         134,912         97,143
Equity in income of
  unconsolidated cellular affiliates      103,125         96,977         82,338          70,607         68,144
Cumulative effect of the change in
  accounting for income taxes. .               --             --       (693,835)             --            --
Net income (loss). . . . . . . .         $(60,727)      $(68,952)     $(838,131)      $(222,844)  (2) $ 57,366  (3)
Per share amounts:
  Income (loss) before cumulative
    effect of the change in accounting
    for income taxes . . . . . .           $(1.18)        $(1.34)        $(2.81)         $(4.33)         $1.07
  Cumulative effect of the change in
    accounting for income taxes.               --             --        $(13.50)             --            --
  Net income (loss). . . . . . .           $(1.18)        $(1.34)       $(16.31)         $(4.33)         $1.07
Average common and common
  equivalent shares outstanding.           51,445         51,417         51,395          51,455         53,414

Balance Sheet Data:
Cash, cash equivalents and
  marketable securities. . . . .         $102,831     $  122,495     $  108,924     $    63,809       $238,173
Working capital. . . . . . . . .          (69,269)        (6,580)        27,698          63,234        233,042
Total assets . . . . . . . . . .        2,909,523      2,862,910      2,798,944       2,693,117        674,880
Long-term debt . . . . . . . . .        1,551,447      1,694,338      1,769,682       1,716,250            --
Redeemable preferred stock
  of a subsidiary. . . . . . . .        1,305,248      1,170,948      1,036,648         902,348            --
Stockholders' equity (deficit) .      $(1,102,365)   $(1,046,736)    $ (978,573)     $ (142,334)      $496,808

(1) The retroactive adoption of SFAS No. 109 effective January 1, 1991 increased previously reported net loss by $667.9 million or $13.00 per share in 1991 and decreased net taxes and net loss by $26.1 million or $0.51 per share in 1992.
    The effect of the adoption on the December 31, 1992 and 1991 balance sheets was to increase deferred income taxes and stockholders deficit by $641.8 and $667.9 million respectively.
(2) Includes nonrecurring charges associated with the completion of the tender offer by McCaw of $292,884 on a pre-tax basis and $245,651 ($4.77 per share) on an after-tax basis.
(3) Includes nonrecurring charges associated with the tender offer by McCaw and the proposed merger (which was terminated) with BellSouth Corporation of $76,629 on a pre-tax basis and $50,575 ($0.95 per share) on an after-tax basis.

Selected Proportionate Cellular Operating Data
    The following table sets forth unaudited, supplemental financial data for the Company's cellular segment reflecting proportionate consolidation of entities in which the Company has an interest.  This presentation differs from the consolidation methodology used to prepare the Company's principal financial statements in accordance with generally accepted accounting principles (see Note 2 to the consolidated financial statements).

                                                     Year Ended December 31,
                                            1993           1992           1991
                                                   (Dollars in thousands)
Net Revenues                             $755,336      $609,426        $484,600
Direct Costs and Expenses
  Excluding Marketing                     222,308       172,523         139,010
Marketing                                 176,298       144,238         115,570
Depreciation and
  Amortization                            139,224       126,841         113,382
Loss on Disposal of Fixed Assets           23,589            --              --
Total Operating
  Costs                                   561,419       443,602         367,962
Operating Income
  Proportionate Basis                    $193,917      $165,824        $116,638
Cellular Systems
  Proportionate subscribers(1)            865,000       649,000         484,000
  Proportionate pops(2)                27,200,000    26,900,000      26,400,000

Operating Income Reconciliation
From Consolidation/Equity Accounting to Proportionate Accounting
Operating Income
  Consolidation/Equity Method(3)         $77,993       $ 77,273       $ 41,912
Equity in Income of
  Unconsolidated Affiliates              103,125         96,977         82,338
Minority Interests in Net Income of
  Consolidated Subsidiaries               (3,896)       (18,856)       (14,130)
Net Income Tax Expenses Included in
  Equity in Income of Unconsolidated
  Affiliates and Minority Interests(4)     2,656          5,222          5,472
Other Adjustments(5)                      14,039          5,208          1,046
Operating Income
  Proportionate Basis                   $193,917       $165,824       $116,638
  (see above)

(1) Calculated by multiplying (i) the total subscribers of a licensee in which, as of the date specified, the Company owned an interest, by (ii) the percentage ownership interest in that licensee which the Company owned on such date.
(2) Calculated by multiplying (i) the Donnelley Marketing Service estimate of current year population in a market by (ii) the percentage ownership interest that the Company owned in a licensee.
(3) See Note 11 to the consolidated financial statements - "Segment Data."
(4) Includes a ($2,766) cumulative effect of accounting change during 1993 due to the adoption of SFAS No. 109, "Accounting for Income Taxes", at the Company's Philadelphia
    cellular affiliate.
(5) Elimination of interest income, interest expense and other non-operating income and expenses included in equity in income of unconsolidated affiliates and minority interests.  Such amounts include $5,715 for 1993 and $1,582 for 1992 due to equity in losses and interest expenses at the Philadelphia affiliate due to that entity's ownership of an interest in a cable system operator.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    There are several legislative and regulatory initiatives at the federal and state levels that are expected to result in the allocation of additional spectrum for use for mobile communications services, and may result in the modification of rights held by providers of mobile communications services and the modification of relationships between facilities-based cellular carriers and resellers of cellular services. See "The Company's Cellular Operations-Cellular Competition" and "Governmental Regulation." The Company believes these initiatives will continue and will result, in some cases, in additional competition for the Company. One entity has already been authorized to provide a cellular-like mobile service in certain markets of the Company (in addition to the B Block cellular competition) commencing in 1993 and 1994. The Company also intends to pursue rights to offer additional mobile communications services. In light of the uncertainty as to the eventual outcome of any of these specific initiatives, including as to the nature and timing of the additional competitive services covered thereby, it is impossible to quantify the impact of these legislative and regulatory initiatives or such competition on the Company at this time.

1993 COMPARED TO 1992

    LIN reported net revenues of $688.6 million for 1993, an increase of 20% over 1992 net revenues of $572.5 million. Consolidated cellular revenues increased 28% as strong cellular subscriber growth continued. As of December 31, 1993, the number of cellular subscribers in all of the Company's cellular systems was 1,434,000, a 34% increase from the 1,073,000 subscribers as of December 31, 1992. Media revenues were up 2% from 1992.

    During the first quarter of 1993, the Company retroactively adopted Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes," effective January 1, 1991. The adoption of SFAS No. 109 as of January 1, 1991 required the Company to record a cumulative effect of the change in accounting for income taxes of $693.8 million with a corresponding increase in deferred tax liability. The years ended December 31, 1992 and 1991 have been restated to reflect the retroactive adoption.
This change in accounting for income taxes has no effect on cash flow and will reduce/increase the income tax expense/benefit the Company will recognize in future periods as the difference in the book and tax basis of the intangible assets is reduced. See notes 2 and 8 to the Company's consolidated financial statements included herein for additional information regarding the restatement of prior periods' financial statements.

    The Company recorded a consolidated net loss for 1993 of $60.7 million or $1.18 per share, compared to a consolidated net loss of $69.0 million or $1.34 per share for 1992.

Revenues

    Net revenues for LIN's consolidated cellular operations (principally New York and Dallas) increased 28% from 1992. This increase was primarily the result of a 29% increase in subscribers, offset, in part, by a decline in average revenue per subscriber. Total monthly average revenue per subscriber for all of LIN's cellular markets, weighted by LIN's ownership interest in such markets, was approximately $83 for 1993, compared to approximately $90 for 1992, a decrease of 8%. The decrease in average revenue per subscriber is primarily the result of a lower average rate per minute plus a slight decline in average minutes of use per subscriber. The average rate has decreased due principally to pricing actions such as actual rate decreases and/or including more minutes for a fixed price. The Company expects that the trend of decreasing revenue per subscriber will continue as the number of casual users as a percentage of the total users increases. However, the Company is continuing to pursue opportunities to mitigate the revenue impact of this trend through introducing new and expanded services.

    To meet the changing and growing needs of its cellular customers, the Company has an ongoing program to develop new products and services. During 1993, the Company began offering several new services in various of its markets including enhanced directory assistance, voice recognition, and data transmission services. The Company also introduced digital cellular service in Los Angeles in October 1993 and is planning to begin offering digital cellular services in New York and Dallas during the first half of 1994. Continued growth in demand for basic cellular service, as well as demand for new services such as those discussed above should contribute to continued cellular revenue growth for the Company.

    Net revenues from the media segment increased 2% from 1992. However, excluding cyclical political and Olympics revenues from both years, the increase was 6%. The Company is planning to introduce a local weather channel to be carried by the local cable licensee in certain of its markets during 1994. In addition, the Company completed agreements for the retransmission of the Company's programming by substantially all cable systems in the Company's television markets.

Operating Costs and Expenses

    Direct operating expenses increased 11% from 1992 and represented 18% of net revenues versus 19% in 1992. The increase in this line item reflects increased cellular network operating expenses due to the subscriber growth and increased network size, as well as increased television news and programming expenses. Selling, general and administrative expenses increased 27% from 1992 and increased to 38% of net revenues in 1993 versus 36% in 1992. Among the factors contributing to the increase are additional marketing expenses associated with the increase in new cellular subscribers. The Company added 20% more new subscribers in 1993 than in 1992. The Company also had a large increase in costs related to cellular customer service and support. This increase reflects the Company's continuous effort to improve customer retention as well as investments made to provide efficient support for future customer growth. Depreciation increased principally due to the addition of property and equipment to expand and improve the Company's cellular systems. Depreciation will continue to grow in the future as additional capital expenditures will be required to support growth in the cellular subscriber base and to provide new cellular services including digital cellular. The Company expects amortization of intangible assets will decline somewhat beginning in 1994 as certain intangibles will become fully amortized. Any new acquisitions or dispositions of cellular interests or other changes in ownership interests will change the future level of amortization expense. During the second quarter of 1993, the Company's Dallas cellular venture adopted a plan to replace its existing analog cellular system with a new dual-mode (analog and digital) system. The provision for loss on cellular equipment represents the estimated loss to be realized upon sale of the analog cellular equipment at an amount less than its carrying value. The $4.4 million downward adjustment of this provision in the fourth quarter reflected the signing of a contract to sell the equipment to a third party.

Other Income and Expenses

    Equity in income of unconsolidated affiliates rose 6%. Revenues of these ventures increased 16% due primarily to an increase in subscribers offset, in part, by a decrease in average revenue per subscriber. This trend is consistent with that of LIN's consolidated cellular operations. Direct operating expenses of these ventures increased 24% and represented 11% of revenues versus 10% in the prior year. This increase is due primarily to increased network operations, toll and roamer expenses at those cellular operations. Selling, general and administrative expenses of the ventures increased 17% and represented 39% of revenues in 1993 and in 1992. The majority of the increase in this line item was due to increased marketing and sales expenditures associated with a 28% increase in the number of new customers. Depreciation expenses of these ventures increased 33%, reflecting additional capital expenditures for capacity expansion and increased coverage in all the ventures, and digital service equipment in Los Angeles. Other expenses also grew significantly due to settlement of certain lawsuits and equity in losses of a cable affiliate absorbed by Philadelphia.

    Interest expense (which includes the amortization of the financing and commitment fees) decreased $29.8 million from the 1992 amount due to lower interest rates and debt levels. The Company's weighted average interest rate on its borrowings was 4.94% during 1993 and 6.43% during 1992. This decrease was due both to reductions in the base borrowing rates as well as the applicable margin the Company pays. The reduction in borrowings was the result of scheduled principal repayments on the Bank Credit Facilities (as defined below).

    Minority interests in net income of consolidated subsidiaries decreased $14.9 million primarily due to the equipment write-down incurred at the Dallas cellular operations as discussed above.

    The provision for preferred stock dividends is a result of the issuance, by LIN's subsidiary, LCH Communications, Inc. ("LCH"), of $850 million of LCH Preferred Stock. The LCH Preferred Stock accrues dividends at the rate of 15.8% annually. The dividends are not required to be paid in cash at the present time. The terms of the LCH Preferred Stock, including redemption provisions and covenants, are described further in Note 6 to the consolidated financial statements.

    The Omnibus Reconciliation Act of 1993 increased the corporate tax rate to 35 percent from 34 percent, effective as of January 1, 1993. Pursuant to SFAS No. 109, the Company recorded an additional tax expense of $15.3 million, with a corresponding increase in deferred tax liability. This change had no effect on cash flow and will reduce the income tax expense the Company will recognize in future periods as the difference in the book and tax basis of intangible assets is reduced. However, the Company's current and future taxable income will be subject to the higher tax rate.

1992 COMPARED TO 1991

Revenues

    Net revenues of LIN's consolidated cellular operations (New York and Dallas) increased 28% from 1991. The increase was primarily the result of a 33% increase in subscribers offset, in part, by a decrease in average revenue per subscriber. Total monthly average revenue per subscriber in LIN's five cellular markets, weighted by LIN's ownership interest in such markets, was approximately $90 for 1992, compared to approximately $98 for 1991, a decrease of 8.1%. The decrease in average revenue per subscriber is largely the result of a decline in minutes of use per subscriber, due to an increase in the number of casual users as a percentage of customer base.

    Net revenues from the media segment, which includes the Company's television broadcasting operations and its specialty publishing business, increased 10% from 1991. Improved economic conditions in many of the Company's market areas stimulated growth in advertising spending. Political advertising revenues also contributed 26% of the total increase in revenues.

Operating Costs and Expenses

    Direct operating expenses increased 3% from 1991 and represented 19% of net revenues in 1992. The decrease in direct operating expenses as a percent of net revenues is the result of economies and efficiencies of scale in the cellular operations and control of programming and news production costs in the broadcast operations. Selling, general and administrative expenses increased 31% from 1991. As a percentage of net revenues, selling, general and administrative expenses increased to 36% for 1992 from 34% for 1991. The increase in selling, general and administrative expenses is due in part to an increase in cellular marketing expenses associated with subscriber growth as well as investments in development of direct sales operations.
The Company also increased customer service and support costs as a number of measures to improve systems to support future customer growth were undertaken. Depreciation increased principally due to capital expenditures to expand and improve the Company's cellular systems.

Other Income and Expenses

    Equity in income of unconsolidated affiliates rose 18%, reflecting revenue and income gains in the Los Angeles, Houston and Philadelphia cellular ventures. Revenues of these ventures increased 22% due primarily to an increase in subscribers offset in part by a decrease in average minutes of use per subscriber. Selling, general and administrative expenses of these ventures were up 28%, largely from higher marketing and customer service costs associated with the increased subscriber levels.

    Interest expense (which includes the amortization of the financing and commitment fees) decreased $42.9 million from 1991 levels due to lower interest rates and debt levels. This interest rate decrease was due primarily to reductions in the base borrowing rates the Company pays. The reduction in borrowing was the result of scheduled principal payments on the Bank Credit Facilities.

    Minority interests in net income of consolidated subsidiaries increased $4.7 million primarily due to the increase in income generated at the New York and Dallas ventures.

LIQUIDITY AND CAPITAL RESOURCES

    The Company utilizes capital primarily to expand and improve its cellular systems, to make acquisitions of cellular interests, to improve broadcasting operations and to make interest and principal payments on its indebtedness. The Company's cellular operations continue to require substantial capital to increase system capacity and coverage areas, to enable provision of new services, and to expand and improve administrative support systems. In 1993, the Company began the replacement of the existing cellular system in Dallas with a new system provided by L.M. Ericsson, the system vendor in all of the Company's other markets. This project is expected to cost approximately $100 million, of which approximately $55 million was expended during 1993. Additionally, the Company continues to invest in digital cellular equipment and in October 1993 announced the introduction of digital cellular service in the Los Angeles market. Customer trials of digital service are continuing in New York with the introduction of digital service for both New York and Dallas planned for the first half of 1994. Although the conversion to digital services requires significant initial expenditures, there are several advantages such as initially, a three-fold capacity expansion and the establishment of a platform for future service enhancement such as short message, caller ID, improved data transmission and longer phone battery life. During October of 1993, the Company completed the acquisition of the Texas-17 RSA for approximately $36 million. This market is adjacent to the Houston market, which will increase the Company's coverage area in that region. The Company also has entered into an agreement to purchase the Connecticut-1 RSA adjacent to the New York market. That transaction is expected to be completed during 1994.

    The Company's principal sources of funds are provided by operations and two bank credit facilities, a Cellular Facility and a Broadcast Facility (together, the "Bank Credit Facilities"). Under the Company's Cellular Facility, LIN Cellular Network ("LCNI"), a wholly-owned subsidiary of the Company, had $1.48 billion outstanding and $240 million available as of December 31, 1993. Under the Company's Broadcast Facility, LIN Television Corporation ("LTC"), a wholly-owned subsidiary of the Company, had $222 million outstanding and no additional funds available as of December 31, 1993.

    Under its Bank Credit Facilities, the Company must remain in compliance with a series of financial covenants which compare the levels of the Company's cellular and broadcast indebtedness to its cellular and broadcast cash flows as of the end of each quarter. During the second quarter of 1993, the Company renegotiated certain terms of its Cellular Facility (see Note 5 to the consolidated financial statements contained elsewhere in this Form 10-K). Although the Company is currently in compliance with all covenants under the Bank Credit Facilities, the ratios of indebtedness to cash flow required to be maintained by the Bank Credit Facilities decrease through 1994. It is necessary over that time period for the Company either to reduce debt or to increase cash flow to remain in compliance.

    Any failure to comply with these or other covenants and restrictions contained in the Company's indebtedness could result in a default thereunder. The ability of the Company to comply with these provisions may be affected by events beyond its control. If the Company fails to service its indebtedness or satisfy the covenants contained in the Bank Credit Facilities or the agreements relating to its other indebtedness, the Company will be in default. In such an event, holders of the Company's indebtedness will be able to exercise their rights including the right to declare all the borrowed funds and interest thereon immediately due and payable. If the Company were unable to repay such indebtedness, the holders of such indebtedness could proceed against their collateral, if any. Substantially all of the Company's assets, including its stock in subsidiaries and its ownership interests in entities holding cellular licenses, are pledged or encumbered as security for indebtedness. Further details with respect to the Company's Bank Credit Facilities are contained in Note 5 to the consolidated financial statements contained elsewhere in this Form 10-K.

    The Company's assets are essentially divided into four pools, three of which are subject to the restrictions of the Bank Credit Facilities and the Preferred Stock. All of the Company's cellular operations other than Philadelphia are owned by LCNI and are subject to the restrictions of the Cellular Facility. All of the Company's broadcast operations other than WOOD-TV are owned by LTC and are subject to the restrictions of the Broadcast
Facility. The Company's Philadelphia cellular interest, television station WOOD-TV and its GuestInformant business, all held by subsidiaries, are subject to the restrictions of the Preferred Stock (see Note 6 to the consolidated financial statements). With limited exceptions, none of the cash flows, proceeds of borrowings or proceeds from sales of assets from any of these pools are available to meet the cash needs of the other pools or of the Company in general. The Company's other assets not described above (principally its interest in a mobile satellite corporation and some of its cash) are held free of any restriction.

    While the Company has generated sufficient cash to meet its expenditure requirements, the Company continues to have substantial debt service, and other operating and capital requirements. If cash generated from operations is not sufficient to fund those requirements, the Company will have to borrow additional amounts under its Cellular Facility. There are conditions which must be satisfied before the banks will be required to lend those additional amounts. If these conditions are not satisfied, the banks may conclude it is not in their best interest to lend additional amounts to the Company. If the Company were unable to borrow the required amounts from the banks, it may seek to issue additional debt through a private or public offering, sell equity or sell certain cellular interests, broadcast properties or other assets. There can be no assurance that the Company will be able to obtain such additional financing or sell assets when needed, or if it is able to obtain such financing or sell assets, that the terms will be favorable to the Company. Finally, the Company will be required by the terms of its Bank Credit Facilities to apply the proceeds of asset sales under certain circumstances not reinvested in similar assets to the repayment of loans thereunder. While the Company expects to have sufficient internally generated funds to repay its indebtedness at maturity, there can be no assurance that this will occur.

    The Company's indebtedness is due and payable over several years, with the amortization of the Broadcast Facility and Cellular Facility having commenced in 1991 and 1993, respectively. See Note 5 to the consolidated financial statements contained elsewhere in this Form 10-K. While the Company expects to have sufficient internally generated funds to repay its indebtedness when due, there can be no assurance that this will occur. If the Company does not have sufficient internally generated funds, it may issue additional indebtedness, sell equity or sell assets to refinance such maturing indebtedness. There can be no assurance that such issuances or sales will be possible or, if carried out, that the terms thereof will be favorable to the Company or its stockholders. To date the Company has obtained funds to meet its obligations primarily through the issuance of indebtedness.

    Cash provided by operating activities totalled $219.6 million in 1993, compared to $143.3 million in 1992. The increase was primarily due to improved operating margins and decreases in amounts paid for interest, partially offset by an increase in tax payments for the year. The Company's Los Angeles cellular affiliate continues to provide a substantial contribution to the Company's operating cash flow. In the event the California economy remains weak or the business of the Los
Angeles affiliate is otherwise adversely affected, the Company's cash flow could similarly be adversely affected.

    The Company used $168.5 million of cash and cash equivalents for investing activities during 1993, primarily as a result of capital expenditures and cellular acquisitions offset by net advances from certain affiliates. As mentioned earlier, the Dallas cellular system change-out is expected to cost approximately $100 million, with approximately $55 million having been expended during 1993. During 1992, the Company expended a net of $85.7 million for investing activities. This amount included $71.5 million of capital expenditures and $26.7 million of additional advances to unconsolidated cellular affiliates.

    During 1993, the Company made scheduled principal repayments of $37.6 million and $33.8 million on its Broadcast Facility and Cellular Facility, respectively. During 1992, the Company made scheduled principal repayments of $31.8 million on its Broadcast Facility. Scheduled principal payments on the Bank Credit Facilities increase to $146.9 million during 1994.

    It is the Company's policy to carefully monitor the state of its business, cash requirements and capital structure. From time to time, the Company may enter into transactions pursuant to which debt is extinguished, including sales of assets or equity, joint ventures, reorganizations or recapitalizations. There can be no assurance that any further such transactions will be undertaken or, if undertaken, will be favorable to stockholders.

Inflation

    The Company believes that its businesses are affected by inflation to an extent no greater than other businesses are generally affected.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements and supplementary data, together with the report of Ernst & Young, independent auditors, are included elsewhere herein. Reference is made to the "Index to Financial Statements" immediately preceding page F-1.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                 PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is hereby incorporated by reference the information under the captions "Election of Directors," "Executive Officers," and "Certain Transactions" in the Company's Proxy Statement relating to its 1994 annual meeting of stockholders (the "Proxy Statement").

Item 11.      EXECUTIVE COMPENSATION

    There is hereby incorporated by reference the information under the captions "Election of Directors" and "Executive
Compensation" in the Proxy Statement.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

    There is hereby incorporated by reference the information under the captions "Principal Stockholders," "Election of Directors," "Security Ownership of Management" and "Beneficial Ownership of Common Stock of McCaw" in the Proxy Statement.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference the information under the captions "Election of Directors", "Compensation
Committee Interlocks" and "Certain Transactions" in the Proxy
Statement.

       41                         PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
         ON FORM 8-K

(a)(1)   Financial Statements Filed

    Report of Ernst & Young, Independent Auditors

    Consolidated Financial Statements of the Company
    - Consolidated Balance Sheets at December 31, 1993 and 1992
    - Consolidated Statements of Operations for the Years Ended December 31, 1993, 1992 and 1991
    - Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 1993, 1992 and 1991
    - Consolidated Statements of Cash Flows for the Years Ended December 31, 1993, 1992 and 1991
    - Notes to Consolidated Financial Statements

    Report of Ernst & Young, Independent Auditors
    Independent Auditors' Report
    Report of Independent Public Accountants

    Combined Financial Statements of the Company's
    Unconsolidated Affiliates
    - Combined Balance Sheets at December 31, 1993 and 1992
    - Combined Statements of Income for the Years Ended
      December 31, 1993, 1992 and 1991
    - Combined Statements of Ventures' Equity for the Years
      Ended December 31, 1993, 1992 and 1991
    - Combined Statements of Cash Flows for the Years Ended
      December 31, 1993, 1992 and 1991
    - Notes to the Combined Financial Statements

(a)(2)   Financial Statement Schedules Filed

      Financial Statement Schedules of the Company

         VIII-     Valuation and Qualifying Accounts and
                   Reserves for the Years Ended December 31,
                   1993, 1992 and 1991

      Financial Statement Schedules of the Company's
      Unconsolidated Affiliates

         II - Amounts Receivable from Related Parties for the Years Ended December 31, 1993, 1992 and 1991
         IV - Indebtedness to Related Parties for the Years Ended December 31, 1993, 1992 and 1991
         V - Property and Equipment for the Years Ended December 31, 1993, 1992 and 1991
         VI- Accumulated Depreciation and Amortization of Property and Equipment for the Years Ended December 31, 1993, 1992 and 1991
         VIII- Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 1993, 1992 and 1991
         X - Supplementary Income Statement Information for the Years Ended December 31, 1993, 1992 and 1991

    All other schedules have been omitted because the information is not required or is not applicable, or because the information required is included in the financial statements or the notes thereto.


(a)(3)   Exhibits

    3.1 Restated Certificate of Incorporation of LIN Broadcasting Corporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
           1992)
    3.2    By Laws, as amended (incorporated by reference to
           Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989)
    10.1*  1969 Stock Option Plan, as amended
    10.2* Profit Sharing Plan, as amended and restated effective January 1, 1989 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
           1992)
    10.3* Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989)
    10.4 Television affiliation contract for WAND-TV with American Companies, Inc., dated February 8, 1990 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.5 Television affiliation contract for WAVY-TV with National Broadcasting Company, Inc., dated December 17, 1988 (incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989)
    10.6 Television affiliation contract for KXAS-TV with National Broadcasting Company, Inc., dated October 5, 1989, as amended (incorporated by reference to
           Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.7 Television affiliation contract for KXAN-TV with National Broadcasting Company, Inc., dated July 1, 1989, as amended (incorporated by reference to
           Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989)
    10.8 Television affiliation contract for WOTV-TV with National Broadcasting Company, Inc., dated January 1, 1981, as amended (incorporated by reference to
           Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.9 Television affiliation contract for WISH-TV with CBS, Inc., dated November 1, 1992 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.10 Television affiliation contract for WANE-TV with CBS, Inc., dated November 1, 1992 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.11 Partnership Agreement, dated as of March 18, 1983, among LIN Cellular Communications Corporation, Metromedia, Inc., and Cellular Systems, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.12 Partnership Agreement, dated as of June 22, 1983, between Los Angeles Cellular Corporation and LIN Cellular Communications Corporation (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.13 Stock Agreement, dated June 5, 1982, by and among Radio Broadcasting Company, LIN Broadcasting Corporation, LIN Cellular Communications Corporation, Metromedia, Inc., and AWACS, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.14 Amended and Restated Partnership Agreement, dated as of November 9, 1984, among LIN Cellular Communications Corporation, D/FW Signal, Inc., MCI Cellular Telephone Company, Cellular Mobile Systems, Inc., and Mid-America Cellular Systems, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.15 Amended and Restated Partnership Agreement, dated as of December 12, 1984, among Metro Mobile CTS, Cellular Systems, Inc., and Houston Mobile Cellular Communications Company (incorporated by reference to
           Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.16 Partnership Agreement, dated as of December 12, 1984, among American Mobile Communications of Houston and the Gulf, Houston Cellular Corporation, LIN Cellular Communications Corporation, MCI Cellular Telephone Company, Charisma Communications Corp. of the Southwest, and Cellular Mobile Systems of Texas, Inc. (incorporated by reference to Exhibit
           10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.17 Partnership Agreement, dated as of September 1991, by and between Galveston Mobile Corporation and LIN Cellular Communications Corporation (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.18 Agreement, dated December 11, 1989, between the Company, MMM Holdings, Inc. and McCaw Cellular Communications, Inc. (incorporated by reference to Exhibit (c)(6) to Amendment No. 24 to Schedule 14D-1 and Amendment No. 30 to Schedule 13D relating to the Offer filed by MMM Holdings, Inc. and McCaw with the Securities and Exchange Commission on December 12,
           1989)
    10.19 Private Market Value Guarantee, dated December 11, 1989, between the Company and McCaw Cellular Communications, Inc. (incorporated by reference to Exhibit (c)(7) to Amendment No. 24 to Schedule 14D-1 and Amendment No. 30 to Schedule 13D relating to the Offer filed by MMM Holdings, Inc. and McCaw with the Securities and Exchange Commission on December 12,
           1989)
    10.20 Exercise, dated October 27, 1989, of the Company's Rights of First Refusal to Acquire the Interests of Metromedia Company in Metro One Cellular Telephone Company, and Agreement of Purchase and Sale, dated October 3, 1989, by and between McCaw Cellular Communications, Inc. and Metromedia Company (incorporated by reference to Exhibit 10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989)
    10.21* Form of Severance Agreement between the Company and
           Certain Officers of the Company (incorporated by reference to Exhibit 10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989)
    10.22 Credit Agreement, dated as of August 1, 1990, among LIN Cellular Network, Inc., Morgan Guaranty Trust Company of New York and the Lenders Named therein (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990)
    10.23 Credit Agreement, dated as of August 1, 1990, among LIN Television Corporation, The Toronto-Dominion Bank Trust Company, and the Lenders Named therein (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990)
    10.24 Agreement for Change-Out System, dated as of October 2, 1990, among Ericsson Radio Systems Inc., Ericsson GE Mobile Communications Holding Inc. and Cellular Telephone Company (incorporated by reference to
           Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990)
    10.25 Stock Acquisition Agreement, dated as of May 7, 1990, between LCH Cellular, Inc. and Metromedia Company (incorporated by reference to Exhibit (b)(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990)
    10.26 Restated Certificate of Incorporation of LCH Communications, Inc. (formerly LCH Cellular, Inc.) (incorporated by reference to Exhibit (b)(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990)
    10.27 Stockholders Agreement, dated as of August 10, 1990, among Metromedia Company, LCH Holdings, Inc. and LCH Communications, Inc. (incorporated by reference to Exhibit (b)(iii) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990)
    10.28* Employee Stock Purchase Plan (incorporated by
           reference to Exhibit 4.3 to the Company's
           Registration Statement on Form S-8 dated March 13, 1991 (Registration No. 33-39282))
    10.29* Employment Agreement, dated as of October 17, 1990
           of Gary Chapman (incorporated by reference to
           Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991)
    10.30* Employment Agreement, dated as of April 16, 1991, of
           Donald Guthrie (incorporated by reference to Exhibit
           10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991)
    10.31* LIN Broadcasting Corporation Retirement Plan, as
           amended and restated as of January 1, 1989
           (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991). Amendment thereto dated January 1, 1993 (incorporated by reference to
           Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)
    10.32* LIN Broadcasting Corporation Supplemental Benefit
           Retirement Plan dated January 1, 1990 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.33* LIN Broadcasting Corporation 401(K) Plan & Trust,
           dated as of July 1, 1991 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991)
    10.34* LIN Employee Plans, established in connection with
           the McCaw-AT&T Merger Agreement
    10.35* LIN Broadcasting Deferred Compensation Plan, dated
           December 15, 1993.
    21     Subsidiaries of the Registrant
    23.1   Consent of Ernst & Young
    23.2   Consent of Deloitte & Touche
    23.3   Consent of Arthur Andersen & Co.
    24     Powers of Attorney with respect to Certain
           Signatures


    *  Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended
    December 31, 1993.

SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LIN BROADCASTING CORPORATION


                                   By: ROBERTA R. KATZ
                                       Roberta R. Katz
                                       Senior Vice President-
                                       General Counsel
                                       March 30, 1994


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

      Signature                    Title               Date

                          Chairman of the Board,
                        Chief Executive Officer and
                            Director (Principal
   Craig O. McCaw*          Executive Officer)    March 30, 1994
- ------------------------
   Craig O. McCaw


                               President and
   Tom A. Alberg*                Director         March 30, 1994
- ------------------------
   Tom A. Alberg

                       Senior Vice President-Finance
                         (Principal Financial and
   DONALD GUTHRIE           Accounting Officer)   March 30, 1994
- ------------------------
   Donald Guthrie

                               Vice Chairman
  Harold S. Eastman*           of the Board       March 30, 1994
- ------------------------
  Harold S. Eastman

                               Vice Chairman
   Wayne M. Perry*             of the Board       March 30, 1994
- ------------------------
   Wayne M. Perry


 John E. McCaw, Jr.*             Director         March 30, 1994
- ------------------------
 John E. McCaw, Jr.

      Signature                    Title               Date



   John W. Stanton*              Director         March 30, 1994
- ------------------------
   John W. Stanton

                               President and
 James L. Barksdale*             Director         March 30, 1994
- ------------------------
 James L. Barksdale



 William G. Herbster*            Director         March 30, 1994
- ------------------------
 William G. Herbster



   Wilma H. Jordan*              Director         March 30, 1994
- ------------------------
   Wilma H. Jordan



  Richard W. Kislik*             Director         March 30, 1994
- ------------------------
  Richard W. Kislik




*By:  ROBERTA R. KATZ
- ------------------------
    Roberta R. Katz
   Attorney-in-fact

INDEX TO FINANCIAL STATEMENTS
                                                           Page

 Report of Ernst & Young, Independent Auditors.............F-1

 Consolidated Financial Statements of the Company

    Consolidated Balance Sheets at December 31,
      1993 and 1992.........................................F-2
    Consolidated Statements of Operations for the Years
      Ended December 31, 1993, 1992 and 1991................F-4
    Consolidated Statements of Stockholders' Deficit
      for the Years Ended December 31, 1993,
      1992 and 1991.........................................F-6
    Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1993, 1992 and 1991................F-7
    Notes to Consolidated Financial Statements..............F-10

 Report of Ernst & Young, Independent Auditors.............F-31
 Independent Auditors' Report..............................F-32
 Report of Independent Public Accountants..................F-33

 Combined Financial Statements of the Company's
 Unconsolidated Affiliates
    Combined Balance Sheets at December 31,
      1993 and 1992 .......................................F-34
    Combined Statements of Income for the Years Ended
      December 31, 1993, 1992 and 1991.....................F-36
    Combined Statements of Ventures' Equity for the Years
      Ended December 31, 1993, 1992 and 1991...............F-37
    Combined Statements of Cash Flows for the Years
      Ended December 31, 1993, 1992 and 1991...............F-38
    Notes to Combined Financial Statements.................F-41

 Financial Statement Schedules of the Company

    VIII -  Valuation and Qualifying Accounts and
            Reserves for the Years Ended
            December 31, 1993, 1992 and 1991................F-49

 Financial Statement Schedules of the Company's Unconsolidated
 Affiliates

    II -    Amounts Receivable from Related Parties
            for the Years Ended December 31,
            1993, 1992 and 1991.............................F-50
    IV -    Indebtedness to Related Parties for the Years
            Ended December 31, 1993, 1992 and 1991..........F-51
    V -     Property and Equipment for the Years Ended
            December 31, 1993, 1992 and 1991................F-52
    VI-     Accumulated Depreciation and Amortization
            of Property and Equipment for the Years
            Ended December 31, 1993, 1992 and 1992..........F-53
    VIII-   Valuation and Qualifying Accounts and
            Reserves for the Years Ended December 31,
            1993, 1992 and 1991.............................F-54
    X -     Supplementary Income Statement Information
            for the Years Ended December 31,
            1993, 1992 and 1991............................F-55

REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS


Board of Directors and Stockholders of
  LIN Broadcasting Corporation


We have audited the accompanying consolidated balance sheets of LIN Broadcasting Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LIN Broadcasting Corporation and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


Seattle, Washington
February 4, 1994

LIN BROADCASTING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1993 AND 1992
(Dollars in thousands)

ASSETS                                    1993            1992
- ----------------------------------------------------------------
Current Assets:
  Cash and cash equivalents             $86,366        $102,909
  Marketable securities                  16,465          19,586
  Accounts receivable, less allowance
     for doubtful accounts
     (1993-$18,138; 1992-$13,398)       156,784         122,749
  Film contract rights, prepaid
     expenses and other
     current assets                      21,960          18,334
- ----------------------------------------------------------------
       Total current assets             281,575         263,578
- ----------------------------------------------------------------
Property and equipment, at cost,
  less accumulated depreciation         405,762         348,179
Other noncurrent assets                  61,807          68,911
Investments in and advances to
  unconsolidated affiliates             264,172         244,317
Cellular FCC licenses, less
  accumulated amortization
  (1993-$148,672; 1992-$104,962)      1,627,371       1,634,202
Other intangible assets,
  less accumulated amortization
  (1993-$145,853; 1992-$109,355)        268,836         303,723
- ----------------------------------------------------------------
Total Assets                         $2,909,523      $2,862,910
================================================================


(continued)

LIN BROADCASTING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
DECEMBER 31, 1993 AND 1992
(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' DEFICIT     1993                1992
- ----------------------------------------------------------------

Current Liabilities:
  Current portion of long-term debt    $146,891         $75,344
  Accrued income taxes                   34,241          42,828
  Accounts payable                       37,975          39,169
  Unearned revenues                      25,880          20,000
  Accrued interest payable                2,685           5,444
  Payable to McCaw                       16,064          12,261
  Other accruals                         87,108          75,112
- ----------------------------------------------------------------
       Total current liabilities        350,844         270,158
- ----------------------------------------------------------------
Long-term debt                        1,551,447       1,694,338
Deferred income taxes                   735,049         708,402
Film contract obligations and
  other noncurrent liabilities            13,091         11,919
Minority interests in equity of
  consolidated subsidiaries              56,209          53,881
Redeemable preferred stock of
  a subsidiary                        1,305,248       1,170,948

Stockholders' Deficit:
  Common stock, $.01 par value,
     150,000,000 shares
     authorized, 55,329,000
     shares issued                          553             553
  Paid-in capital                       224,689         222,081
  Deficit                            (1,150,205)     (1,089,478)
- ----------------------------------------------------------------
                                       (924,963)       (866,844)
- ----------------------------------------------------------------
Less common stock in treasury,
  at cost (1993-3,826,000 shares;
  1992-3,904,000 shares)                 177,402        179,892
- ----------------------------------------------------------------
     Total stockholders' deficit     (1,102,365)     (1,046,736)
- ----------------------------------------------------------------
Total Liabilities and
  Stockholders' Deficit              $2,909,523      $2,862,910
================================================================

See accompanying notes.

            LIN BROADCASTING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
         (Dollars in thousands, except per share amounts)

                                                  1993           1992           1991
- --------------------------------------------------------------------------------------
Net Revenues                                   $688,557        $572,521      $468,137

Operating Costs and Expenses:
  Direct operating                              123,081         110,966       107,750
  Selling, general and administrative           261,549         205,365       157,267
  Corporate expenses                              8,340           7,571        12,714
  Depreciation                                   45,940          39,676        29,869
  Amortization of intangible assets              79,190          78,928        79,107
  Provision for loss on
     cellular equipment                          42,152             --            --
- --------------------------------------------------------------------------------------
                                                560,252         442,506       386,707
- --------------------------------------------------------------------------------------
Operating Income                                128,305         130,015        81,430
- --------------------------------------------------------------------------------------
Other Income (Expenses):
  Equity in income of unconsolidated
     affiliates                                 103,125          96,977        82,338
  Investment and other income                     7,015           9,295        12,367
  Litigation settlement                             --            7,032           --
  Interest expense                              (95,407)       (125,218)     (168,113)
- --------------------------------------------------------------------------------------
                                                 14,733         (11,914)      (73,408)
- --------------------------------------------------------------------------------------
Income Before Income Tax Expense,
  Minority Interests and Cumulative
  Effect of the Change in Accounting
  for Income Taxes                              143,038         118,101         8,022

Income Tax Expense                               65,569          33,897         3,888
- --------------------------------------------------------------------------------------
            (continued)

       F-5          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                (Dollars in thousands, except per share amounts)

                                                  1993           1992           1991
- --------------------------------------------------------------------------------------

Income Before Minority Interests
  and Cumulative Effect of
  the Change in Accounting
  for Income Taxes                               77,469          84,204         4,134
Minority Interests:
  In net income of consolidated
     subsidiaries                                (3,896)        (18,856)      (14,130)
  Provision for preferred stock
     dividends of a subsidiary                 (134,300)       (134,300)     (134,300)
- --------------------------------------------------------------------------------------
Loss Before Cumulative Effect of
  the Change in Accounting for
  Income Taxes                                  (60,727)        (68,952)     (144,296)
- --------------------------------------------------------------------------------------
Cumulative Effect of the
  Change in Accounting
  for Income Taxes                                  --              --       (693,835)
- --------------------------------------------------------------------------------------
Net Loss                                       ($60,727)       ($68,952)    ($838,131)
======================================================================================

Per share amounts:
  Loss before cumulative effect of
     the change in accounting for
     income taxes                                ($1.18)         ($1.34)       ($2.81)
  Cumulative effect of the change
     in accounting for income taxes                 --              --         (13.50)
- --------------------------------------------------------------------------------------
  Net loss                                       ($1.18)         ($1.34)      ($16.31)
======================================================================================
      See accompanying notes.
       F-6        LIN BROADCASTING CORPORATION
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
      FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                     (Dollars in thousands)

                                                                                                            Total
                                                       Common      Paid-in                  Treasury     Stockholders'
                                                       Stock       Capital      Deficit       Stock         Deficit
- ----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1990                             $553       $220,754    ($182,395)    ($181,246)    ($142,334)
Net loss                                                 --             --     (838,131)           --      (838,131)
3,630 shares purchased for
  treasury                                               --             --           --          (193)         (193)
30,263 shares issued from
  treasury for stock option exercises
  and related tax benefits                               --          1,012           --         1,073         2,085
- ----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1991                              553        221,766   (1,020,526)     (180,366)     (978,573)
Net loss                                                 --             --      (68,952)           --       (68,952)
17,911 shares purchased for
  treasury                                               --             --           --        (1,429)       (1,429)
39,192 shares issued from treasury
  for employee stock purchase plan,
  stock option exercises and
  related tax benefits                                   --            315           --         1,903         2,218
- ----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992                              553        222,081   (1,089,478)     (179,892)   (1,046,736)
Net loss                                                 --             --      (60,727)           --       (60,727)
19,218 shares purchased for
  treasury                                               --             --           --        (1,798)       (1,798)
97,040 shares issued from treasury
  for employee stock purchase plan,
  stock option exercises and
  related tax benefits                                   --          2,608           --         4,288         6,896
- ----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                             $553       $224,689  ($1,150,205)    ($177,402)  ($1,102,365)
- ----------------------------------------------------------------------------------------------------------------------
                     See accompanying notes.
       F-7       LIN BROADCASTING CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                          (Dollars in thousands)

                                                  1993           1992           1991
- --------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Loss                                       ($60,727)       ($68,952)    ($838,131)
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
  Depreciation and amortization                 125,130         118,604       108,976
  Amortization of cost associated
     with long-term debt                          9,793          10,477        10,002
  Litigation settlement                             --           (5,900)          --
  Provision for loss on cellular equipment       42,152             --            --
  Minority interests in net income of
     consolidated subsidiaries                    3,896          18,856        14,130
  Provision for preferred stock dividends       134,300         134,300       134,300
  Provision for losses on accounts
     receivable                                  14,359          14,930        13,130
  Cumulative effect of accounting change            --              --        693,835
  Equity in income of unconsolidated
     affiliates                                (103,125)        (96,977)      (82,338)
  Changes in operating assets
  and liabilities:
     Increase in accounts receivable            (48,394)        (34,554)      (34,858)
     Decrease in federal tax receivable             --              --         47,825
     Increase in other current assets            (3,626)         (2,580)       (3,545)
     Cash received from equity investees         67,447          70,927        45,295
     Increase (decrease) in accrued
       income taxes                              (8,587)          8,359        12,543
    Increase (decrease) in other
       current liabilities                       24,041          (2,346)       37,488
    Increase (decrease) in deferred
       income taxes                              26,647          (6,563)       (9,971)
    Decrease in minority interests               (1,568)         (9,268)         (646)
    Other, net                                   (2,184)         (6,017)       14,564
- --------------------------------------------------------------------------------------
         Total adjustments                      280,281         212,248     1,000,730
- --------------------------------------------------------------------------------------
       Net cash provided by
         operating activities                   219,554         143,296       162,599
                              (continued)

       F-8          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                              (Dollars in thousands)

                                                  1993           1992           1991
- --------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Proceeds from sales of
     marketable securities                       46,677          34,780        63,657
  Purchases of marketable securities            (43,705)        (22,260)      (85,938)
  Capital expenditures                         (150,475)        (71,505)     (166,521)
  Cellular acquisitions                         (36,879)            --            --
  Investments in and advances
     to/from unconsolidated
     affiliates, net                             15,854         (26,709)      (13,476)
- --------------------------------------------------------------------------------------
       Net cash used for investing
         activities                           ($168,528)       ($85,694)    ($202,278)
- --------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Proceeds from long-term bank loans              $ --            $ --       $120,000
  Repayment of long-term bank loans             (71,344)        (31,818)      (58,500)
  Proceeds from common stock issued
     for stock purchase plan, stock options
     and related tax benefits                     5,573           1,923         1,206
  Purchase of common stock for treasury          (1,798)         (1,429)         (193)
- --------------------------------------------------------------------------------------
     Net cash provided by (used for)
       financing activities                     (67,569)        (31,324)       62,513
- --------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                              (16,543)         26,278        22,834
- --------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning
  of Year                                       102,909          76,631        53,797
- --------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year        $86,366        $102,909       $76,631
- --------------------------------------------------------------------------------------


            (Continued)

            LIN BROADCASTING CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
         FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                        (Dollars in thousands)



                                                  1993           1992           1991
- --------------------------------------------------------------------------------------


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid (received) for:

Interest                                        $88,373        $119,823      $162,251

Income taxes                                    $47,612         $34,384      ($47,216)











                         See accompanying notes.




LIN BROADCASTING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- Organization and Operations

The Company is engaged in the ownership and operation of cellular telephone systems, television stations and a publishing company. McCaw Cellular Communications, Inc. ("McCaw") currently owns approximately 52% of the outstanding shares of the Company.

NOTE 2 -- Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and cellular ventures in which the Company has voting control. The Company's investments in cellular ventures in which it has voting interests of at least 20% but not more than 50% (Los Angeles, Philadelphia, Houston and Galveston) are accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated.

CELLULAR FCC LICENSES AND OTHER INTANGIBLE ASSETS: Cellular FCC licenses represent costs to acquire cellular licenses authorized by the Federal Communications Commission. Other intangible assets primarily represent costs allocated in acquisitions to network affiliations, goodwill and other intangibles. Intangible assets acquired subsequent to October 31, 1970 are being amortized over the lesser of their useful lives or forty years, in accordance with Accounting Principles Board Opinion No. 17.

CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES: Certain highly liquid, short-term investments which have a maturity of three months or less when purchased are considered cash equivalents. The Company's excess cash is invested in U.S. Government obligations and money market instruments. Investments which do not meet the definition of a cash equivalent are classified as marketable securities. Marketable securities are carried at aggregate cost which approximates market value. Net realized gains and losses on security transactions are determined on a specific cost basis.

PROPERTY AND EQUIPMENT: Property and equipment, including renewals and betterments to existing facilities, are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets.

INCOME TAXES: Accelerated depreciation methods are used for tax purposes. The Company provides deferred taxes relating to these and other timing differences.

During the first quarter of 1993, the Company retroactively adopted SFAS No. 109, "Accounting for Income Taxes," effective
January 1, 1991 and has restated its 1992 and 1991 financial statements. See Note 8 for further discussion.

LIN BROADCASTING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -- Significant Accounting Policies (continued)

NET LOSS PER SHARE: Net loss per share is based upon the weighted average common shares outstanding during the year. Common stock equivalents are excluded from the calculation when their effect is antidilutive. Average common shares outstanding for the years ended December 31, 1993, 1992 and 1991 totalled 51,445,000, 51,417,000 and 51,395,000, respectively.

FILM CONTRACT RIGHTS: Film contract rights are recorded as assets when the films are available for broadcasting, are amortized over the estimated usage of the films, and are classified as current or noncurrent on that basis.

REVENUE RECOGNITION: Cellular airtime is recorded as revenue when earned. Access fees that are billed in advance to cellular customers are recognized as revenue in the period when the cellular services are provided. Broadcast revenue is billed when contracted and recognized during the period the advertising is aired. Publishing revenue and the related costs and commissions are recognized as income during the year that the edition in which the advertising appears is published.


NOTE 3 -- Property and Equipment

The major classifications of property and equipment are as follows:

                                              December 31,
                                           1993           1992
                                             (in thousands)


Land                                      $5,860         $5,855
Buildings and improvements                48,307         43,621
Broadcasting and publishing
  equipment                               70,001         67,475
Cellular equipment                       412,824        358,235
Construction in progress
  and other                              154,061         74,121
                                         -------        -------
                                         691,053        549,307
Less accumulated depreciation            285,291        201,128
                                         -------        -------
                                        $405,762       $348,179
                                        ========        =======

LIN BROADCASTING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -- Investments in and Advances to Unconsolidated
          Affiliates

As indicated in Note 2, the Company's investments in cellular partnerships or corporations in which it has voting interests of at least 20% but not more than 50% (Los Angeles, Philadelphia, Houston and Galveston) are accounted for on the equity method. At December 31, 1993 and 1992, the investments accounted for under the equity method exceeded the Company's share of the underlying net assets by approximately $30.1 million and $35.3 million, respectively.

The Company has direct and indirect equity interests in American Mobile Satellite Corporation ("AMSC") totalling 7.6% and 19.6% as of December 31, 1993 and 1992, respectively. These interests are accounted for at cost and amounted to $27.3 million as of December 31, 1993 and 1992. The fair value of the Company's investment in AMSC is estimated at $38.1 million based on the closing price of AMSC's publicly traded equity on December 31, 1993.

The Company also has loans and advances totalling $10.2 and $26 million as of December 31, 1993 and 1992, respectively, to Houston Cellular Telephone Company, AMSC and Galveston Cellular Telephone Company. The interest rates on these loans range from prime plus 1% (7% as of December 31, 1993) to 12%. The maturities range from 1994 to 2002.

The following is a summary of combined results of operations, assets, liabilities and equity of significant investments accounted for under the equity method:

                LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -- Investments in and Advances to Unconsolidated Affiliates (Continued)


    At 100%                                     1993             1992              1991
                                                                (in thousands)

Net revenues                                $  704,550        $  606,277      $  494,549

Net income                                  $  255,685        $  238,084      $  207,779

LIN's equity in income                      $  103,125        $   96,977      $   82,338

Current assets                              $  183,577        $  137,553      $  119,500
Noncurrent assets                              488,052           423,676         366,278
                                             ---------         ---------       ---------
   Total assets                             $  671,629        $  561,229      $  485,778
                                             =========         =========      ==========
Current liabilities                         $  127,976        $   83,152      $   75,622
Noncurrent liabilities                         100,950           130,932          42,516
                                             ---------         ---------       ---------
   Total liabilities                           228,926           214,084         118,138

Equity                                         442,703           347,145         367,640
                                             ---------         ---------       ---------
   Total liabilities and equity             $  671,629        $  561,229      $  485,778
                                             =========         =========      ==========

         LIN BROADCASTING CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 -- Long-Term Debt

Long-term debt consists of the following:


                                              December 31,
                                           1993           1992
                                              (in thousands)

Bank Credit Facilities
  LIN Television Corporation:
     Term credit facility             $  159,088     $  189,682
     Revolving credit facility            63,000         70,000
                                      ----------     ----------
                                         222,088        259,682
  LIN Cellular Network Inc.:
     Term credit facility              1,316,250      1,350,000
     Revolving credit facility           160,000        160,000
                                      ----------     ----------
                                       1,476,250      1,510,000
                                      ----------     ----------
                                       1,698,338      1,769,682
  Less current portion of long-
     term debt                           146,891         75,344
                                      ----------     ----------
                                      $1,551,447     $1,694,338
                                      ==========     ==========


The Company has two bank facilities: a Cellular Facility and a Broadcast Facility. LIN Cellular Network, Inc. ("LCNI"), a wholly owned subsidiary of the Company (owning all of the Company's cellular operations other than Philadelphia), has an aggregate of $1.48 billion outstanding and $240 million available as of December 31, 1993. LIN Television Corporation ("LTC"), a wholly owned subsidiary of the Company (owning all the Company's television operations other than WOOD-TV), has $222 million outstanding and no additional funds available as of December 31, 1993.

During the second quarter of 1993, the Company renegotiated its Cellular Facility. This resulted in an extension in the commencement of amortization of the $400 million revolving portion of the Cellular Facility from September 1993 to March
1996 and a change in certain financial covenants and other terms.

LIN BROADCASTING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 -- Long-Term Debt (continued)

Fees incurred in connection with the Bank Credit Facilities are classified as noncurrent assets and are being amortized over the contracted terms of the facilities. The aggregate amounts of principal maturities on the utilized portions of the Bank Credit Facilities subsequent to December 31, 1993 are as follows:

                            (in thousands)

1994                           $146,891
1995                            186,503
1996                            239,924
1997                            289,628
1998                            342,392
Thereafter                      493,000
                               --------
                             $1,698,338
                             ==========

Under the Bank Credit Facilities, interest is payable, at the Company's discretion, at the prevailing prime rate, LIBOR or CD rates, plus an applicable margin. Interest is fixed for a period ranging from one month to twelve months, depending on availability of the interest basis selected, although if the Company selects a prime-based loan, the interest rate will fluctuate during the period as the prime rate fluctuates. The applicable margin for each loan will be determined each quarter based on the borrowing subsidiaries' ratio of adjusted senior debt (as determined under the appropriate Bank Credit Facility) to cash flow, as defined. Due to the frequent repricing of the borrowings under the Bank Credit Facilities, the book values at December 31, 1993 approximate fair values.

On March 31, 1991 and September 30, 1993, LTC and LCNI, respectively, began making payments amortizing the amounts outstanding under the Bank Credit Facilities. Quarterly payments will continue until December 31, 1998 for LTC and June 30, 2000 for LCNI. In addition, both LTC and LCNI will be required to apply cash proceeds from certain sales of assets, not reinvested in similar assets, and excess cash flow, as defined, to the prepayment of loans. The Company has not guaranteed the repayment of amounts under the Bank Credit Facilities.

LIN BROADCASTING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -- Long-Term Debt (continued)

The Bank Credit Facilities contain covenants restricting certain activities by LCNI and LTC and their respective subsidiaries, including, without limitation, restrictions on (i) acquisitions and investments, (ii) the incurrence of debt, (iii) distributions and dividends to stockholders, (iv) mergers and sales of assets,
(v) prepayments of subordinated indebtedness, (vi) the creation of liens and (vii) the issuance of preferred stock.

In addition, LCNI and LTC are required to maintain compliance with certain financial covenants set forth in the Bank Credit Facilities, including ratios of senior debt and combined debt to cash flow and cash flow to debt service or fixed charges. Under the Cellular Facility, LCNI pledged as security the capital stock of certain of its subsidiaries, including those owning the Company's interests in the New York, Dallas-Fort Worth and Houston cellular partnerships. Under the Broadcast Facility, LTC pledged as security the capital stock of each of its subsidiaries, which owns all the Company's television properties (other than WOOD-TV). The Company also pledged as security the capital stock of LCNI and LTC under the Bank Credit Facilities.

The Bank Credit Facilities contain provisions concerning customary events of default, including (i) failure to make principal or interest payments when due, (ii) failure to comply with covenants, (iii) misrepresentations, (iv) defaults on other indebtedness, (v) material adverse change in the business, condition, operations, performance or properties of the borrower,
(vi) unpaid judgments and (vii) standard ERISA and bankruptcy defaults. In addition, it shall be an event of default if the Designated Party (as defined in the McCaw Shareholders' Agreement) fails to be entitled to appoint a majority of the Board of Directors of the Company or if the McCaw Family (as defined) fails to hold at least 20 million McCaw shares subject to such Shareholders' Agreement.

The weighted average interest rates were 4.46% and 4.69% for the Cellular Facility and the Broadcast Facility, respectively, at December 31, 1993. The Bank Credit Facilities provide for annual fees of .5% of the unused commitments. In order to manage interest rate exposure, the Company has entered into interest rate swap and cap agreements covering $50 million and $840 million of its outstanding debt, respectively, as of December 31, 1993. The costs of the interest caps are capitalized and charged to interest expense over the lives of the caps.

LIN BROADCASTING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 -- Redeemable Preferred Stock of a Subsidiary

LCH Communications, Inc. ("LCH"), a wholly-owned subsidiary of the Company, has issued 1,500 shares of Class A Redeemable Preferred Stock with a stated value of $850 million (par value $10 per share). The Preferred Stock accrues dividends at the rate of 15.8% per year. LCH is not required to declare or pay dividends in cash, but they do accrue on a cumulative basis and must be paid in the event of certain redemptions of the Preferred Stock (see below). The holder of the Preferred Stock , Comcast Corporation, is entitled to appoint two members of the LCH Board of Directors.

LCH may redeem the Preferred Stock at any time at a price equal, at its option, to either:

(1) all of the issued and outstanding capital stock of LIN-Penn (which holds the Company's Philadelphia cellular interest and its GuestInformant specialty publishing business), plus cash equal to 15% of the fair market value of all businesses (currently, only WOOD-TV) then operated by LCH (the "Operating Business Portion"); or

(2) a cash amount equal to the greater of (a) the fair market value of the issued and outstanding capital stock of LIN-Penn plus the Operating Business Portion and (b) $850 million, plus, in each case, dividends which would have accrued on the Preferred Stock from the issuance date (to the extent not previously paid) at the rate of 15.8% per year.


LCH is required to redeem the Preferred Stock in the year 2000 (if not redeemed prior to such time) at a price comparable to that described above. In certain circumstances, the holder of the Preferred Stock may require the corporate parent of LCH to purchase the Preferred Stock. The terms of the Stock Acquisition Agreement executed pursuant to the issuance of the Preferred Stock contain numerous covenants pertaining to LCH which, among other things, include restrictions on (i) the incurrence of debt,
(ii) liens, (iii) forgiveness of debt, (iv) mergers, etc., (v) disposition of assets and (vi) dispositions of certain stock. Management estimates the fair value of the Preferred Stock at December 31, 1993 to be $555 million. This represents the estimated fair value of the capital stock of LIN-Penn plus 15% of the Operating Business Portion at December 31, 1993 based on various valuation approaches.

LIN BROADCASTING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 -- Stockholders' Deficit

McCaw Cellular Communications, Inc. currently owns approximately 52% of the outstanding Common Stock of the Company. McCaw has agreed, pursuant to a Private Market Value Guarantee ("PMVG"), to either offer to purchase the remaining shares of the Company in 1995 for private market value (as defined) or put the Company up for sale.

The Company is authorized to issue 2,000,000 shares of preferred
stock, without par value, none of which is outstanding.   The
Company's board of directors is empowered to set the dividend, redemption and liquidation rights pertaining to any series of preferred stock that may be issued from time to time, to designate whether preferred shares of any series shall be convertible and the terms of such convertibility, and to establish the voting rights and any special rights or restrictions that are to apply to preferred shares of any series.

The Company has never paid or declared a cash dividend on its common stock. Its dividend policy is subject to future earnings, financial conditions and other relevant factors (including, without limitation, dividend restrictions in credit and loan agreements between the Company and banks).

Pursuant to the Company's 1969 stock option plan, as amended, incentive and nonqualified options have been granted or are available for grant to officers and key employees at prices not less than fair market value at date of grant.

Options are generally not exercisable until one year after grant, have vesting terms ranging from two to five years, and expire ten years from date of grant. Changes in incentive and nonqualified stock options granted and outstanding are as follows:

LIN BROADCASTING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 -- Stockholders' Deficit (continued)


                                  Shares       Prices Per Share
Options outstanding at
  December 31, 1990             376,947        $ 6.90  - $90.94
    Granted                     480,500                  $71.50
    Exercised                   (30,263)       $22.35  - $49.82
    Cancelled or expired         (8,828)       $30.17  - $89.40
                                --------
Options outstanding at
  December 31, 1991             818,356        $ 6.90  - $90.94
    Granted                     521,350        $76.50  - $77.50
    Exercised                   (25,101)        $6.90  - $49.81
    Cancelled or expired        (51,410)       $43.50  - $90.94
                                --------
Options outstanding at
  December 31, 1992           1,263,195         $8.03  - $90.94
    Granted                     473,300        $88.50 - $110.50
    Exercised                   (84,911)        $9.31  - $77.50
    Cancelled or expired        (52,335)       $22.35  - $76.50
                                --------
Options outstanding at
  December 31, 1993            1,599,249        $8.03 - $110.50
                               =========


As of December 31, 1993, there were 611,905 exercisable options to purchase shares and there were 954,840 options available for future grants.

Pursuant to the Company's stock option plan, in the event of a "change in control" (as defined in the plan) of the Company, vested options at the time of the change in control may be surrendered by officers of the Company, subject to Section 16 of the Securities Exchange Act of 1934, as amended, in exchange for a cash payment per share by the Company equal to the difference between the exercise price for the option and the greater of the highest amount paid to any holder of common stock by the acquiror in connection with the resulting change in control or the highest selling price of the common stock during the 90-day period prior to the date of surrender of the option. Notwithstanding the foregoing, if a change in control results in the consolidation or merger of the Company with McCaw or a successor to McCaw under the PMVG and McCaw or any such successor is the surviving company or if McCaw becomes the beneficial owner of 80% or more of the Company's stock (other than pursuant to a private market sale, as defined in the Company's Private Market Value Guarantee with
McCaw), each outstanding option shall be converted into an option

LIN BROADCASTING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 -- Stockholders' Deficit (continued)

to purchase McCaw's Class A Common Stock or the common stock of any such successor (or in the event that McCaw or any such successor is not publicly traded, the ultimate parent thereof). If a change in control results from a private market sale, upon a vote by a majority of the Company's independent directors, each outstanding option will be converted into an option to purchase the common stock of the acquiror. If the independent directors do not approve the conversion, the Company may (but is not required to) cancel each such option in exchange for a payment per share in cash equal to the excess of the purchase price per share in the private market sale over the exercise price of such option.

The Company's Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase shares of the Company's common stock, through regular payroll deductions, at 85% of the closing market price of the stock as of the last trading day of each month. The ESPP restricts a participant to purchase no more than $25,000 of stock in any calendar year. A total of 300,000 shares have been authorized under the ESPP. There are no charges or credits to income in connection with the ESPP. During 1993, common stock was purchased and distributed to employees at prices ranging from $66.09 to $100.51 per share.

The Company has a Stockholder Rights Plan designed to strengthen its bargaining position on behalf of its stockholders in the event of coercive stock accumulation programs, inadequate offers or other tactics that may be used to gain control of the Company without offering a fair and adequate price to all stockholders. Under the Rights Plan, each stockholder has one right for each share of the Company's outstanding common stock that entitles the holder to purchase one one-thousandth (1/1000th) of a share of a participating preferred stock. At the present time, the rights are attached to the common stock and are not exercisable, and they do not represent any significant value to stockholders. The rights become valuable, as a result of becoming exercisable into capital stock at a substantial discount price, if any person acquires 15% or more of the Company's outstanding common stock or upon the occurrence of certain other events, including a merger or other business combination involving the Company. The Stockholder Rights Plan was amended to provide that the McCaw acquisition and the Private Market Value Guarantee as well as the acquisition of McCaw by American Telephone and Telegraph Company would not constitute a Triggering Event or cause McCaw or any of its affiliates to become an Acquiring Person (each as defined) under the Stockholder Rights Plan.

LIN BROADCASTING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -- Income Taxes

Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," established new standards for determining and reporting income tax liabilities. The Company adopted SFAS No. 109 during the first quarter of 1993 effective January 1, 1991. The principal impact of SFAS No. 109 on the Company relates to the requirement that a deferred tax liability be provided to recognize the differences in book and tax basis for certain intangible assets recorded as a result of purchase business combinations, such as the Company's 1990 acquisition of an additional 46% interest in the New York City cellular licensee. The transition provisions of SFAS No. 109 permit companies to adopt either by recording the cumulative effect of the change in the statement of operations for the period of initial application or by retroactively restating any number of consecutive prior years to conform to the new rules. The Company has restated the years ended December 31, 1992 and 1991. As a result, the Company recorded a cumulative effect adjustment and a deferred tax liability of $693.8 million or $13.50 per share as of January 1, 1991. For the year ended December 31, 1992 and 1991, income tax expense and net loss before cumulative effect of the change in accounting were reduced by $26.1 million or $0.51 per share and $25.9 million or $0.50 per share, respectively. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and the tax basis of assets and liabilities given the provisions of the enacted tax laws. The components of the net deferred tax liability, as restated for the adoption of SFAS No. 109 as of January 1, 1991, are as follows:

                                     Deferred Income Taxes
                                   Assets        Liabilities
                                   ------        -----------
December 31, 1993
  Intangible Assets                  $   --         $628,822
  Property and equipment                 --           82,813
  Other                               2,365           25,779
                                    -------         --------
  Total                              $2,365         $737,414
                                    =======         ========
December 31, 1992
  Intangible Assets                  $   --         $641,817
  Property and equipment                 --           63,345
  Net operating loss and
    alternative minimum
    tax credit carryforwards         22,494               --
  Other                               1,766           27,500
                                    -------         --------
  Total                             $24,260         $732,662
                                    =======         ========

LIN BROADCASTING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -- Income Taxes (continued)

The components of income tax expense are as follows:

                                      (in thousands)
                                  1993      1992      1991
                                  ----      ----      ----
Current:
  Federal                      $33,984    $29,753    $4,501
  State                          4,938     14,216    11,306
                              --------    -------   -------
                                38,922     43,969    15,807

Deferred:
  Federal                       26,800     (5,828)   (6,901)
  State                           (153)    (4,244)   (5,018)
                              --------    -------   -------
                                26,647    (10,072)  (11,919)
                              --------    -------   -------
                               $65,569    $33,897    $3,888
                               =======    =======   =======

The deferred tax benefit in prior years results largely from the amortization of intangible assets, offset in part by the excess of tax over financial statement depreciation.

The Omnibus Budget Reconciliation Act of 1993 increased the corporate tax rate to 35 percent from 34 percent effective as of January 1, 1993. Pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company recorded an additional tax expense of $15.3 million in the third quarter of 1993, with a corresponding increase in deferred tax liability.

LIN BROADCASTING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 -- Income Taxes (continued)


The following table reconciles the amount which would be provided by applying the 35% federal statutory rate to income before income tax expense to the federal income taxes actually provided.


                                      (in thousands)
                                  1993      1992      1991
                                  ----      ----      ----
Expense
 assuming federal
 statutory rate                $50,064     $40,154     $2,726
Equity investments              (5,672)     (4,169)    (3,770)
State and local taxes           (1,675)     (3,390)    (2,138)
Tax expense not
 provided on minority
 partners' share of
 income                          1,027      (4,734)    (3,343)
Change in statutory tax
 rate from 34% to 35%           15,335          --         --
Other                            1,705      (3,936)     4,125
                               --------    --------    -------
Federal income tax
 expense (benefit)             $60,784     $23,925    $(2,400)
                               =======     =======     =======

NOTE 9 -- Retirement Plans

The Company has a contributory retirement plan covering certain employees of the Company and its wholly owned television subsidiaries who meet certain requirements, including length of service and age. Pension benefits vest upon completion of five years of service and are computed, subject to certain adjustments, by multiplying 1.25% of the employee's last three years average annual compensation times the number of years of credited service. Funding is based upon legal requirements and tax considerations. No funding was required during the three-year period ended December 31, 1993.

LIN BROADCASTING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 -- Retirement Plans (continued)

The components of the net pension expense were as follows:

                                  1993      1992      1991
                                  ----      ----      ----
                                      (in thousands)

Service cost of current period    $791        $583       $454
Interest cost on projected
 benefit obligation              2,632       2,458      2,241
Actual return on plan assets      (962)     (2,053)    (7,812)
Net amortization of unrecognized
 net transition assets and
 deferral of variance from
 actual return on assets          (906)        466      6,494
                                -------     -------    -------
Net pension expense             $1,555      $1,454     $1,377
                                =======     =======    =======


The following table sets forth the pension plans' funded status and amounts recognized in the balance sheet at December 31, 1993 and 1992:

                               1993                1992
                        ------------------   ----------------
                        Funded    Unfunded   Funded    Unfunded
                                       (in thousands)

Actuarial present value
 of accumulated plan
 benefits (including
 vested benefits
 of $35,385 in 1993
 and $31,247 in 1992)   $36,668       $370   $32,165      $216

Plan assets at fair
 value, primarily
 publicly traded
 stocks and bonds       $37,593       $ --   $37,783      $ --

Less projected benefit
 obligation for
 service rendered
 to date                 38,896        641    33,394       360
                        -------     ------   -------    -------

(continued)

LIN BROADCASTING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -- Retirement Plans (continued)

                               1993                1992
                        ------------------   ----------------
                        Funded    Unfunded   Funded    Unfunded
                                       (in thousands)

Plan assets in excess
 of (less than)
 projected benefit
 obligation              (1,303)     (641)     4,389      (360)

Unrecognized prior
 service cost             6,603         76     7,831        90

Unrecognized net
 (gain) loss             (2,005)       262    (7,182)      109

Unrecognized net
 transition (asset)
 obligation being
 recognized
 over 15 years           (2,507)     (130)    (2,820)     (146)
                         -------   -------    -------   -------
Prepaid (accrued)
 pension cost
 included in balance
 sheet                    $ 788     $(433)    $2,218     ($307)
                         =======   =======    =======   =======


The assumed weighted average discount rate was 7.0% for 1993 and 7.75% for 1992 and 1991. The rate of increase in future compensation levels is assumed to be 5.5% for 1993 and 7.0% for 1992 and 1991. The expected long-term rate of return on assets is assumed to be 8.0% for 1993 and 8.5% for 1992 and 1991.

Due to a change in the Internal Revenue Code Section 415 limits in April 1992, plan benefit changes resulting from the McCaw acquisition that were expected to be paid from the unfunded plan have been shifted to the funded plan for the year ended 1992. As a result of this change, $1.1 million of the accrued liability of the unfunded plan was shifted to the funded plan during 1992.

Employees of the Company's consolidated cellular operations are covered by 401(k) plans that provide matching contributions from the Company.

LIN BROADCASTING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -- Retirement Plans (continued)

In December 1990, the Financial Accounting Standards Board issued Statement No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." This statement is effective for fiscal years beginning after December 15, 1992 and requires employers to accrue the cost of benefits provided to retirees, other than pensions, over the employees' active service lives. The Company has not offered such benefits to retirees.


NOTE 10 -- Commitments and Contingencies

Total rent expense amounted to $15.9 million, $13.2 million and $10.2 million in 1993, 1992 and 1991, respectively.

Annual commitments for rental payments, principally on real property operating leases, after December 31, 1993 are as follows: 1994-$16.6 million; 1995-$16.0 million; 1996-$14.5 million; 1997-$13.6 million; 1998-$13.0 million and thereafter-
$130.8 million.

Film broadcasting rights under contract but not yet available for telecasting amounted to $4.6 million at December 31, 1993.

The Company and its subsidiaries are from time to time defendants in and are threatened with various legal proceedings arising from their regular business activities. Management, after consulting with legal counsel, does not expect that the ultimate results of these legal proceedings will have a material adverse effect on the financial position of the Company.


NOTE 11 -- Segment Data

The Company is engaged in both cellular telephone operations and the media business. Cellular revenues primarily represent fees charged for providing cellular telephone service to subscribers. Media revenues are principally from the sale of television time to advertisers and also include revenues from the Company's specialty publishing operation. The cellular business segment data reflects the consolidation of the Company's controlling interests (principally New York and Dallas). Cellular interests in Philadelphia, Los Angeles, Galveston and Houston are accounted for by the equity method of accounting, and thus are not included in the cellular business segment data which follows:

LIN BROADCASTING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 -- Segment Data (Continued)

                                          Cellular     Media     Corporate     Total
                                                         (in thousands)

1993

Net revenues                            $520,131     $168,426        $ --      $688,557
Depreciation and amortization            114,894       10,061         175       125,130
Income (loss) from operations             77,993       58,828      (8,516)      128,305
Capital expenditures                     136,662        8,599          92       145,353
Identifiable assets                    2,589,995      257,839      61,689     2,909,523

1992

Net revenues                            $407,721     $164,800        $ --      $572,521
Depreciation and amortization            109,263        9,149          192      118,604
Income (loss) from operations             77,273       60,516      (7,774)      130,015
Capital expenditures                      89,254        4,489           95       93,838
Identifiable assets                    2,554,972      250,259       57,679    2,862,910

1991

Net revenues                            $317,806     $150,331        $ --      $468,137
Depreciation and amortization             99,483        9,209          284      108,976
Income (loss) from operations             41,912       52,610     (13,092)       81,430
Capital expenditures                     160,298        5,693          530      166,521
Identifiable assets                    2,500,888      241,162       56,894    2,798,944

LIN BROADCASTING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - Related Party Transactions

Under an inter-company services agreement negotiated between the Company and McCaw, McCaw provided management and other services to the Company during 1993, 1992 and 1991. LIN also provided certain services to McCaw during the same time periods. The Company incurred $7.3 million, $5.3 million and $5.4 million for the net value of management and other services rendered under the inter-company services agreement during 1993, 1992 and 1991, respectively. The related payables for such services were $16.1 million and $12.3 million as of December 31, 1993 and 1992, respectively.

In addition to the transactions described above, the Company or its affiliates routinely enters into transactions with McCaw or its affiliates in the ordinary course of business. The Company pays McCaw for providing cellular service to the Company's subscribers under roaming agreements, and McCaw pays the Company for similar services provided by the Company to McCaw's subscribers. The Company's cellular operations also participate in certain programs managed by McCaw, such as national advertising campaigns, national accounts marketing, and the North American Cellular Network, among other things. Such transactions are not separately disclosed in the financial statements as they are carried out in the normal course of business.

All of such agreements and arrangements between the Company and McCaw are on terms that the Company believes are as favorable to it as would have been obtained with an unrelated third party. Under the Company's Private Market Value Guarantee with McCaw, approval of the majority of LIN's independent directors is required before the Company enters into any material transactions with McCaw or its affiliates.

NOTE 13 - Provision for Loss on Cellular Equipment

In June 1993, the Company began the replacement of the cellular system assets currently used in its Dallas cellular operations with a new system. As a result, the Company recorded a non-cash pre-tax charge of $42.2 million to reflect the estimated loss on the disposal of the current system. After taxes and minority interests, this charge was approximately $14.8 million, or $0.29 per share.

LIN BROADCASTING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 -- Other Income and Expenses

In June 1992, the Company settled a lawsuit relating to the McCaw acquisition. Under the terms of the settlement, the Company received from the defendants a payment of $3 million and certain other considerations in July 1992 and a payment of $2 million in July 1993. In addition, the Company will receive payments of $2 million from McCaw on June 30, 1994 and 1995, respectively.
After payment of legal fees and other related costs, this settlement resulted in a net gain to the Company of approximately $7.0 million.

NOTE 15 -- Acquisitions

On October 6, 1993, the Company acquired a 100% interest in the Newton, Texas (Texas RSA-17) A Block cellular system for approximately $36 million cash. The acquisition was accounted for using the purchase method and the excess of the cost over fair market value of the tangible assets acquired has been assigned to Cellular FCC licenses.

The Company has also entered into an agreement to acquire the Litchfield, Connecticut (Connecticut RSA-1) A Block cellular system for aggregate consideration of approximately $30 million.
This transaction is expected to be completed during 1994.

NOTE 16 -- Quarterly Results of Operations (Unaudited)

The financial information presented below reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.
Summarized quarterly financial data for 1993 and 1992 is as follows:

LIN BROADCASTING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 -- Quarterly Results of Operations (Unaudited) (continued)

                                       First        Second         Third       Fourth
                                       Quarter      Quarter        Quarter     Quarter
                                                      (in thousands)
1993

Net revenues                          $151,233    $171,198      $175,145      $190,981
Operating income                        32,707         553        44,593        50,452
Equity in income of unconsolidated
  affiliates                            24,729      24,580        26,906        26,910
Net loss                               (14,592)    (16,614)      (26,483)       (3,038)
Net loss per share                      $(0.29)     $(0.32)       $(0.51)       $(0.06)

1992
Net revenues                          $123,925    $142,887      $145,699      $160,010
Operating income                        18,036      33,708        36,069        42,202
Equity in income of unconsolidated
  affiliates                            23,805      25,953        26,443        20,776
Net loss                               (30,692)    (12,675)      (16,674)       (8,911)
Net loss per share                      $(0.60)     $(0.25)       $(0.32)       $(0.17)

REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
LIN Broadcasting Corporation

We have audited the accompanying combined balance sheets of LIN Broadcasting Corporation's Unconsolidated Affiliates listed in
Note 1 (the Ventures) as of December 31, 1993 and 1992, and the related combined statements of income, Ventures' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the 1993 and 1992 consolidated financial statements of AWACS, Inc. and subsidiaries, which statements reflect total assets constituting 24% and 20% as of December 31, 1993 and 1992, respectively and net revenues constituting 19% and 17% for the years then ended of the related combined totals. Those statements were audited by other auditors whose report, which also places reliance on other auditors, has been furnished to us, and our opinion, insofar as it relates to data included for AWACS, Inc. and subsidiaries, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Ventures at December 31, 1993 and 1992, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
                                        ERNST & YOUNG
Seattle, Washington
February 4, 1994

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
AWACS, Inc.
Wayne, Pennsylvania

We have audited the consolidated balance sheet of AWACS, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations and retained earnings and of cash flows for the years then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Garden State Cablevision L.P. ("Garden State"), the Company's investment in which is accounted for by the use of the equity method. The Company's equity of $32,302,000 and $22,369,000 in Garden State's deficit at December 31, 1993 and 1992, respectively, and of $9,933,000 and $2,985,000 in that entity's net losses for the years then ended are included in the accompanying consolidated financial statements. The financial statements of Garden State were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Garden State, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of AWACS, Inc. and subsidiaries as of December 31, 1993 and 1992 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, the Company changed its method of accounting for income taxes effective January 1,1993 to conform with Statement of Financial Accounting Standards No. 109 "Accounting for Income
Taxes."

DELOITTE & TOUCHE
Philadelphia, Pennsylvania

February 18, 1994

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Garden State Cablevision L.P.:

We have audited the accompanying balance sheets of Garden State Cablevision L.P. (a Delaware Limited Partnership) as of December 31,1993 and 1992, and the related statements of operations, partners' (deficit) capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garden State Cablevision L.P. as of December 31,1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2, the Partnership has obtained financing proposals for the repayment of the Senior Debt and Subordinated Debt which become due in 1994. As of the date of this report, the Partnership has not received a written commitment for the required financing and this raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        ARTHUR ANDERSEN & CO.


Philadelphia, Pa.,
February 23, 1994

LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
COMBINED BALANCE SHEETS
DECEMBER 31, 1993 AND 1992
(Dollars in thousands)

ASSETS                                    1993                1992
- ----------------------------------------------------------------
Current assets:
  Cash and cash equivalents             $54,357         $40,815
  Accounts receivable, less
     allowance for doubtful
     accounts (1993-$9,829;
     1992-$14,440)                      111,723          84,926
   Prepaid expenses and other            17,497          11,812
- ----------------------------------------------------------------
   Total current assets                 183,577         137,553
- ----------------------------------------------------------------
Property and equipment, at
  cost, less accumulated
  depreciation                          452,447         417,297
Other assets                              2,108           1,143
Cellular FCC licenses, less
  accumulated amortization
  (1993-$506)                            13,564              --
Organization costs, less
  accumulated amortization
  (1993-$6,785; 1992-$5,780)              3,265           4,270
Due from majority stockholder
  of AWACS                               16,387              --
Notes receivable, less allowance
  for doubtful accounts
  (1993-$150; 1992-$198)                    281             966
- ----------------------------------------------------------------
Total assets                           $671,629        $561,229
================================================================

(continued)

LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
COMBINED BALANCE SHEETS (continued)
DECEMBER 31, 1993 AND 1992
(Dollars in thousands)


LIABILITIES AND EQUITY                    1993                1992
- ----------------------------------------------------------------

Current liabilities:
  Accounts payable                      $37,801         $22,378
  Accrued expenses                       39,180          27,889
  Unearned revenues                      27,610          16,818
  Commissions payable                    14,439          10,868
  Notes payable                           2,946             --
  Other current liabilities               6,000           5,199
- ----------------------------------------------------------------
     Total current liabilities          127,976          83,152
- ----------------------------------------------------------------
Notes payable to affiliates              63,126          93,827
Investment in affiliate                  32,302          22,369
Deferred income taxes                     4,236          13,434
Other long-term liabilities               1,286           1,302

Equity:
  Contributed capital                    78,690          63,817
  Excess cost of limited
     partnership interest               (70,384)        (70,384)
   Retained earnings                    434,397         353,712
- ----------------------------------------------------------------
    Total equity                        442,703         347,145
- ----------------------------------------------------------------
Total liabilities and equity           $671,629        $561,229
================================================================

See accompanying notes.

LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
   COMBINED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
      (Dollars in thousands)

                                                  1993           1992           1991
- --------------------------------------------------------------------------------------
Net Revenues                                   $704,550        $606,277      $494,549

Operating Costs and Expenses:
  Direct operating                               75,140          60,732        51,698
  Selling, general and administrative           277,040         236,597       185,098
  Depreciation and amortization                  69,833          52,595        41,684
- --------------------------------------------------------------------------------------
                                                422,013         349,924       278,480
- --------------------------------------------------------------------------------------
Operating Income                                282,537         256,353       216,069
- --------------------------------------------------------------------------------------

Other Income (Expense):
  Interest expense                               (8,138)         (3,901)       (2,558)
  Investment income                               2,578           1,685         2,245
  Provision for loss on cellular
     equipment                                       --          (4,604)           --
  Litigation settlements                        (12,254)             --            --
  Equity in loss of affiliate                    (9,933)         (2,985)           --
- --------------------------------------------------------------------------------------
                                                (27,747)         (9,805)         (313)
Income Before Provision for Income
  Taxes and Cumulative Effect
  of Accounting Changes                         254,790         246,548       215,756

Provision for Income Taxes                       11,247           8,464         7,977
- --------------------------------------------------------------------------------------
Income before Cumulative Effect
  of Accounting Changes                         243,543         238,084       207,779
Cumulative Effect of Accounting Changes          12,142              --            --
- --------------------------------------------------------------------------------------
Net Income                                     $255,685        $238,084      $207,779
======================================================================================

      See accompanying notes.

LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
COMBINED STATEMENTS OF VENTURES' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
      (Dollars in thousands)


                                                  Excess Cost
                                                  of Limited
                                   Contributed    Partnership      Retained           Total
                                     Capital       Interest        Earnings          Equity
- ------------------------------------------------------------------------------------------

Balance at December 31, 1990        $61,137           $ --        $221,074     $282,211
Net income                               --             --         207,779      207,779
Distributions to partners                --             --        (122,350)    (122,350)

Balance at December 31, 1991         61,137             --         306,503      367,640
Net income                               --             --         238,084      238,084
Distributions to partners                --             --        (185,945)    (185,945)
Acquisition of interest in
  Garden State Cable                     --        (70,384)             --      (70,384)
Acquisition of interest in
  Galveston Cellular
  Telephone Company                   2,680             --          (4,930)      (2,250)
- ------------------------------------------------------------------------------------------

Balance at December 31, 1992         63,817        (70,384)        353,712      347,145
Net income                               --             --         255,685      255,685
Distributions to partners                --             --        (175,000)    (175,000)
Contributions                           809             --              --          809
In kind contribution of Cellular
  FCC license                        14,064             --              --       14,064
- ------------------------------------------------------------------------------------------

Balance at December 31, 1993        $78,690       ($70,384)       $434,397     $442,703
==========================================================================================




      See accompanying notes.

LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
 COMBINED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
      (Dollars in thousands)


                                                  1993           1992           1991
- --------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net income                                     $255,685        $238,084      $207,779
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization                  69,833          52,595        41,684
  Equity in loss of affiliate                     9,933           2,985           --
  Non-cash interest expense                       6,006           1,403           --
  Provision for losses on accounts
     receivable                                  20,945          21,127        13,506
  Provision for loss of cellular equipment          --            4,604           --
  Cumulative effect of accounting changes       (12,142)            --            --
  Changes in operating assets and
     liabilities
     Increase in accounts receivable            (47,742)        (29,300)      (31,058)
     Increase (decrease) in accounts payable     15,423          (6,129)        8,943
     Increase in accrued expenses                11,295           5,467         1,536
     Increase in unearned revenues               10,792           3,445         2,896
     Increase in commissions payable              3,571           2,553         1,808
     Increase in deferred income taxes            3,319           3,244         2,763
     Other, net                                  (5,093)         (1,069)       (3,684)
- --------------------------------------------------------------------------------------
         Total adjustments                       86,140          60,925        38,394
- --------------------------------------------------------------------------------------
       Net cash provided by
         operating activities                   341,825         299,009       246,173


            (continued)

LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
 COMBINED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
      (Dollars in thousands)


                                                  1993           1992           1991
- --------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

  Advances to/from majority
     stockholder of AWACS                       (16,387)          9,259          (710)
  Capital expenditures                         (103,944)       (112,573)     (126,250)
- --------------------------------------------------------------------------------------
       Net cash used for
         investing activities                  (120,331)       (103,314)     (126,960)

FINANCING ACTIVITIES:

  Proceeds from (repayment of)
     revolving credit notes                         --           (3,800)        3,800
  Proceeds from (repayment of)
     notes payable to partners                  (33,761)         10,478        10,000
  Contributions from partners                       809             --            --
  Distributions paid to partners               (175,000)       (185,945)     (122,350)
- --------------------------------------------------------------------------------------
       Net cash used for
         financing activities                  (207,952)       (179,267)     (108,550)
- --------------------------------------------------------------------------------------
Net Increase in Cash and
  Cash Equivalents                               13,542          16,428        10,663
- --------------------------------------------------------------------------------------
Cash and Cash Equivalents at
  Beginning of Year                              40,815          24,387        13,724
- --------------------------------------------------------------------------------------
Cash and Cash Equivalents at
  End of Year                                   $54,357         $40,815       $24,387
=======================================================================================


            (continued)

LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
 COMBINED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
      (Dollars in thousands)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                  1993           1992           1991
- --------------------------------------------------------------------------------------

Cash paid for:

Income taxes                                     $4,900          $6,600        $5,300

Interest
  Partners                                        1,478           3,422         2,411
  Others                                            242             540           414

Noncash investing and financing activities:

On September 30, 1992, an indirect subsidiary of AWACS issued a note for $51 million to purchase from the majority stockholder of AWACS a 40% limited partnership interest in
Garden State Cablevision L.P. (see Note 5 to the combined financial statements).


In October 1992, a subsidiary of LIN, together with a third party, acquired an approximate
56% interest in the parent company of Galveston Cellular Telephone Company.  In 1993, the
cost basis of of this acquisition was pushed-down to the books of Galveston Cellular
Telephone Company.


      See accompanying notes.

LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
NOTES TO COMBINED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 1 -- Basis of Presentation

These combined financial statements have been prepared to comply with the Securities and Exchange Commission's Regulation S-X requirement, in connection with LIN Broadcasting Corporation's
("LIN") consolidated financial statements, which requires separate or combined financial statements of significant subsidiaries 50% or less controlled.

These combined financial statements include 100% of the accounts of the operating ventures listed in the table below in which LIN has voting interests of 50% or less (the "Ventures"). These Ventures are included in LIN's consolidated financial statements on the equity accounting method. During 1992, LIN acquired an indirect interest in Galveston Cellular Telephone Company. As a result of this acquisition, the results of the Galveston venture are included in the combined financial statements from the date of acquisition.

                                                       Voting/
Name and Location                         Equity      Management
- -----------------------------------------------------------------
AWACS Inc., d/b/a
Comcast Metrophone       Corporation       49.99%        49.99%
Philadelphia

Los Angeles Cellular
Telephone Co.,           Partnership       39.97%        50.00%
Los Angeles

Houston Cellular
Telephone Co.,           Partnership       56.25%        50.00%
Houston

Galveston Cellular
Telephone Co.,           Corporation       34.60%        50.00%
Galveston


NOTE 2 -- Significant Accounting Policies

The following are the Ventures' significant accounting policies:


CASH EQUIVALENTS: Certain highly liquid, short-term investments which have a maturity of three months or less are considered cash equivalents. Excess cash is primarily invested in U.S.
Government obligations.

PROPERTY AND EQUIPMENT: Cellular system equipment is recorded at cost and is depreciated on a straight-line basis over an 8 or 10 year period. All other property and equipment, including betterments to existing facilities, are recorded at cost and

LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
NOTES TO COMBINED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 2 -- Significant Accounting Policies (continued)

depreciated on a straight-line basis over their estimated useful lives of three to twenty years. Beginning in 1993, AWACS revised the useful lives used to compute depreciation for its cell site equipment from 10 to 8 years and for its computer equipment from 5 to 3 years. The change had the effect of increasing depreciation expense by approximately $4.4 million.

CELLULAR FCC LICENSES AND ORGANIZATION COSTS: Cellular FCC Licenses represent costs to acquire cellular licenses authorized by the Federal Communications Commission and are amortized using the straight line method over 40 years. Organization costs, consisting principally of legal fees, feasibility studies and other costs related to obtaining required licenses and regulatory approvals, are amortized using the straight-line method over a 10 year period.

INCOME TAXES: Accelerated depreciation methods are used for tax purposes. AWACS, which is a corporation, provides deferred taxes related to this and other timing differences. Effective January 1, 1993, AWACS adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" (see Note 7). No provision is made for income taxes for either the Los Angeles or Houston ventures as the income or loss is includable in the tax returns of the respective partners of these partnerships.

REVENUE RECOGNITION: Cellular airtime is recorded as revenue when earned. Unearned revenues consist principally of amounts billed to customers for access fees which are payable one month in advance.

RECLASSIFICATIONS: Certain reclassifications have been made to the prior years' combined financial statements in order to conform to the 1993 presentation.

NOTE 3 -- Property and Equipment

The major classifications of property and equipment were as
follows:
                                               December 31,
                                            1993          1992
                                            ------------------
Land                                        $1,379       $1,271
Buildings and improvements                   6,583        5,084
Cellular equipment                         576,655      511,993
Other                                       70,997       40,093
                                           -------      -------
                                           655,614      558,441
Less accumulated depreciation              203,167      141,144
                                           -------      -------
                                          $452,447     $417,297
                                          ========     ========

LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
NOTES TO COMBINED FINANCIAL STATEMENTS
(Dollars in thousands)


NOTE 4 -- Notes Payable to Affiliates

The Houston venture has entered into agreements with the partners under which it has borrowed $2,946 and $35,946 as of December 31, 1993 and 1992, respectively. The borrowings were made to fund capital expenditures and to retire existing equipment vendor financings. The notes to partners mature in June 1994, are nonamortizing and bear interest at a rate of prime (6% as of December 31, 1993) plus 1%. The Galveston venture also entered into an agreement with an affiliate under which it has borrowed $4,717 and $5,478 as of December 31, 1993 and December 31, 1992,
respectively. This note matures beginning in 1995 and bears interest at prime plus 2%.

NOTE 5 -- Investment in Affiliate

On September 30, 1992, an indirect subsidiary of AWACS acquired from the majority stockholder of AWACS a 40% limited partnership interest in Garden State Cablevision L.P. ("Garden State"). Consideration consisted of a note with an initial principal amount of $51,000 which is included in Notes payable to affiliates. The note bears interest at a rate of 11% per annum. Interest is payable on a quarterly basis to the extent of available cash, with any unpaid interest added to principal. The note is due September 30, 1997. AWACS anticipates there will be no significant amount of cash available for payment of interest on the note, and accordingly, interest accrued on the note during 1993 and 1992 of $6,006 and $1,403, respectively, was added to principal.

AWACS' acquisition of the 40% interest in Garden State was recorded as a negative investment in an affiliate of $19,384, which represented the carryover basis from the majority stockholder. AWACS' excess of purchase price over the carrying value was recorded as a reduction of stockholders' equity in the amount of $70,384. The investment is accounted for on the equity method and under the terms of the partnership agreement, 49.5% of the net losses of Garden State are allocated to AWACS. Such losses, which amounted to $9,933 and $2,985 during 1993 and 1992, respectively, were added to the investment in affiliate.

Summarized financial information for Garden State for the year ended December 31, 1993 and the three months ended December 31, 1992 is as follows:

LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
NOTES TO COMBINED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 5 -- Investment in Affiliate (Continued)

                                                 Three Months
                                   Year Ended       Ended
                                  December 31,   December 31,
                                      1993           1992
                                  ------------   -----------
                                                  (Unaudited)

  Results of Operations

   Revenues                          $90,824          $21,779

   Costs and expenses                 41,647            9,915
   Depreciation and amortization      47,682           12,139
                                     -------           -------
   Operating loss                      1,495             (275)
   Interest expense, net              20,904            5,755
                                     -------           -------
   Loss before cumulative effect
     of accounting change           $(19,409)         $(6,030)
   Cumulative effect of
     accounting change                  (657)             --
                                     -------           -------
       Net loss                     $(20,066)         $(6,030)
                                     =======          ========
   Equity in net loss                $(9,933)         $(2,985)
                                     =======          ========

  Financial position at December 31, 1993 and 1992

   Current assets                     $7,328          $15,861
   Noncurrent assets                 246,512          285,828
   Current liabilities               294,325           23,198
   Noncurrent liabilities                779          299,689


Garden State's Senior Loan Credit Agreement matures on March 30, 1994, but may be extended through December 31, 1999, upon the satisfaction of certain conditions as specified by the agreement. These conditions include, among other things, the refinancing of the subordinated debt, which matures on June 30,1994, at terms approved by the senior lenders. In connection therewith, Garden State has obtained financing proposals for the repayment of the senior debt ($196,475,000 at December 31, 1993) and subordinated debt ($75,926,919 at December 31, 1993, including deferred interest of $7,523,428). Management believes that Garden State will be successful in obtaining the required financing. As of February 18, 1994, Garden State had not received a written commitment for the required financing. Garden State's ability to continue as a going concern is dependent upon obtaining the required financing.

LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
NOTES TO COMBINED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 5 -- Investment in Affiliate (Continued)

In November 1993, Garden State signed a letter of intent to purchase the general partner's interest in Garden State. The general partner has also retained its rights under the Partnership Agreement that beginning August 15, 1994, for a period of 90 days, it shall have the right to cause Garden State to purchase all of its partnership interest. The purchase price shall be equal to the greater of 150% of the general partner's aggregate capital contributions or 120% of the general partner's percentage of the system's fair market value as determined by an independent appraisal.

During 1993 and 1994, the FCC adopted and modified various regulations governing the rates charged to cable subscribers. Because of these regulations, future revenue growth from cable services will rely to a much greater extent that has been true in the past on increased revenues from unregulated services and new subscribers than from increases in previously unregulated rates.

NOTE 6 -- Equity

In accordance with the various partnership agreements, income of the partnerships is allocated to each owner's respective capital account in accordance with its respective equity interest.

Additional capital contributions may be called based on annual construction and operating budgets submitted by the partnerships and agreed upon by the operating committees of each partnership.

NOTE 7 -- Postretirement Benefits Other Than Pensions

Effective January 1, 1993, AWACS adopted SFAS No. 106. This statement requires AWACS to accrue the estimated cost of retiree benefits earned during the years the employee provides services. AWACS previously expensed the cost of these benefits as claims were incurred. AWACS recorded the cumulative effect of the obligation for its allocated cost of such benefits in 1993. AWACS' retiree benefit obligation is unfunded and all benefits are paid by Comcast. The cumulative effect as of January 1, 1993 of the adoption of SFAS No. 106 was to reduce the AWACS net income by approximately $375 (net of tax). The effect of SFAS No. 106 on AWACS' income before cumulative effect of the accounting changes was not significant to AWACS' results of operations.

NOTE 8 -- Income Taxes

Effective January 1, 1993, AWACS adopted SFAS No. 109, "Accounting for Income Taxes." As a result, AWACS recorded a cumulative effect of accounting change of $12,517. The adoption of SFAS No. 109 did not have a significant impact on the amount of income tax expense recorded by AWACS during 1993.

LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
NOTES TO COMBINED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 8 -- Income Taxes (continued)


Income tax expense consists of the following:

                                       Year Ended December 31,
                           1993          1992          1991
                           ----          ----          ----
 Current:
    Federal             $3,543         $3,179        $3,840
    State                4,653          2,041         1,374
                        ------         ------        ------
                         8,196          5,220         5,214
                        ------         ------        ------
 Deferred:
    Federal              4,381          2,509         1,841
    State               (1,330)           735           922
                        ------         ------        ------
                         3,051          3,244         2,763
                        ------         ------        ------
                       $11,247         $8,464        $7,977
                       =======        =======        ======


Total tax expense differs from the amount computed by multiplying income before tax by the statutory federal tax rate primarily due to non-deductible depreciation and amortization expense and state income taxes.

Deferred taxes are attributable primarily to excess tax over book depreciation and certain expenses not deductible for tax purposes until paid.

NOTE 9 -- Related-Party Transactions

During the years ended December 31, 1993, 1992 and 1991, the two partnerships recorded management fees payable to affiliates of their partners of $4,200, $4,200 and $4,200, respectively, for management consultation, legal services and various other professional services.

AWACS is required to advance to its majority stockholder certain amounts based on AWACS' cash flow (as defined) on a semiannual basis. During 1993, AWACS advanced $15,970 to the majority stockholder in the form of a note bearing interest at the prime rate plus 1%. Pursuant to the terms of the note, unpaid interest of $417 was capitalized and added to the principal outstanding. For the year ended December 31, 1993, AWACS is required to advance to the majority stockholder an additional $4,460 by April 30, 1994.

In addition to the transactions described above, the Ventures routinely enter into transactions with the Company or other affiliates of the Company (including McCaw), or other affiliates

LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
NOTES TO COMBINED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 9 -- Related-Party Transactions (continued)

of the partners. Such transactions include roaming agreements and participation in the North American Cellular Network, among other things. Such transactions are not separately disclosed in the financial statements as they are carried out in the normal course of business.

NOTE 10 -- Commitments

The Ventures lease office space, land and buildings for cell sites and vehicles under operating leases which expire through the year 2010. Total rent expense for the years ended December 31, 1993, 1992 and 1991 was $13,945, $11,909 and $8,788,
respectively. Some of the leases include escalation clauses based on increases in the Consumer Price Index. Several of the leases include options to extend the lease term.

Future minimum payments under noncancellable operating leases with initial or remaining terms of one year or more at December
31, 1993 are:

                 1994                         $14,286
                 1995                          13,037
                 1996                          10,841
                 1997                           8,918
                 1998                           6,811
            1999 and beyond                    10,809
                                             --------
                                              $64,702
                                             ========

NOTE 11 -- Contingencies

The Ventures are from time to time defendants in and are threatened with various legal proceedings arising from their regular business activities. The Ventures are also party to routine filings with the FCC and state regulatory authorities and customary regulatory proceedings pending in connection with interconnection, rates, and practices and proceedings concerning the telecommunications industry in general and other proceedings which management does not expect to have a material adverse effect on the financial position or results of operations of the Ventures.

In August 1993 and in December 1993, two dealers for the Los
Angeles cellular partnership filed lawsuits against the partnership and certain other parties in the California state court, seeking injunctive relief and monetary damages. The lawsuits allege various torts and statutory violations, including price-fixing regarding cellular equipment and service, below-cost sales of equipment, fraud, interference with economic relationship, unfair competition, discrimination among agents,

LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
NOTES TO COMBINED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 11 -- Contingencies (continued)

and conspiracy. The lawsuits are in their early stages and plaintiffs have made a motion to consolidate them. The partnership intends to defend each lawsuit vigorously, believes that it has meritorious defenses to the allegations contained in the complaints, and does not expect that the ultimate results of these legal proceedings will have a material adverse effect on its financial position or results of operations.

In September 1993, a proposed class action lawsuit was filed by a cellular subscriber in a District Court in Texas. The lawsuit alleges that the renewal provisions and liquidated damages provisions of the annual subscriber agreements of various cellular carriers, including the Houston cellular partnership, are void and unenforceable, and are contrary to public policy. The plaintiffs also seek monetary damages. No class has yet been certified. The partnership intends to defend the lawsuit vigorously, believes that it has meritorious defenses to the allegations contained in the complaint, and does not expect that the ultimate results of this legal proceeding will have a material adverse effect on its financial position or results of operations.

LIN BROADCASTING CORPORATION AND SUBSIDIARIES
SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
      (Dollars in thousands)



                                                  1993           1992           1991
- ------------------------------------------------------------------------------------------

Balance at Beginning of Year                    $13,398         $11,869       $12,518

Additions:
  Charged to income                              14,359          14,930        13,130
  Recoveries                                      7,939           4,911         3,836

Deductions:
  Accounts written off                           17,558          18,312        17,615
- ------------------------------------------------------------------------------------------

Balance at End of Year                          $18,138         $13,398       $11,869
==========================================================================================

    LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
      SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES
      FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                     (Dollars in thousands)


                                                                      Deductions
                                   Balance at                    ------------------------
                                   Beginning of                   Amounts        Amounts     Balance at End of Year
                                      Year        Additions      Collected      Written Off  Current     Not current
- -----------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993

  Comcast Cellular
  Communications, Inc.                  $ --      $16,387           $ --            $ --    $16,387            $ --
    Promissory note,
    bearing interest at prime plus 1%.
    The note matures six months after a
    Credit Agreement of CCCI is paid
    in full, which is expected to be
    in the year 2000.


Year Ended December 31, 1992

  Metromedia Company                  $9,259       $   --         $9,259          $   --     $   --          $   --
    Promissory note, bearing
    interest at prime, due 9/30/94
    if not previously called


Year Ended December 31, 1991

  Metromedia Company                  $8,549         $710         $   --          $   --     $9,259          $   --
    Promissory note, bearing
    interest at prime, due
    9/30/94 if not previously called


LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
SCHEDULE IV - INDEBTEDNESS TO RELATED PARTIES
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
      (Dollars in thousands)

                                   Balance at
                                   Beginning of                               Balance at
                                     Year          Additions     Deductions        End of Year
- ------------------------------------------------------------------------------------------

Year Ended December 31, 1993:

  LIN Cellular Communications       $20,220             --          $18,563        $1,657  (1)
  American Cellular
     Communications                  15,726             --           14,437         1,289  (1)
  Galveston Mobile Partnership        5,478             --              761         4,717
  Comcast Cellular                   52,403          6,006               --        58,409
- ------------------------------------------------------------------------------------------
       Totals                       $93,827         $6,006         $33,761        $66,072
==========================================================================================

Year Ended December 31, 1992:

  LIN Cellular Communications       $17,407         $2,813           $  --        $20,220
  American Cellular
     Communications                  13,539          2,187              --         15,726
  Galveston Mobile Partnership           --          5,478              --          5,478
  Comcast Cellular                       --         52,403              --         52,403
- ------------------------------------------------------------------------------------------
       Totals                       $30,946        $62,881         $    --       $93,827
==========================================================================================

Year Ended December 31, 1991:

  LIN Cellular Communications       $11,782         $5,625         $    --       $17,407
  American Cellular
     Communications                   9,164          4,375              --        13,539
- ------------------------------------------------------------------------------------------
       Totals                       $20,946        $10,000         $    --       $30,946
==========================================================================================

(1)  Classified as short term.
See Notes 4 and 5 regarding terms of indebtedness.

                                       LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                                                  SCHEDULE V - PROPERTY AND EQUIPMENT
                                         FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                        (Dollars in thousands)

                                        Balance at                                                       Balance at
                                        Beginning of                   Retirements                          End of
                                           Year         Additions        or Sales     Reclassifications      Year
- ----------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993:

Land                                      $1,271           $168             $60                --            $1,379
  Buildings and improvements               5,084          1,499              --                --            $6,583
  Cellular equipment                     511,993         71,081           6,419                --          $576,655
  Other                                   40,093         32,770           1,866                --           $70,997
- ----------------------------------------------------------------------------------------------------------------------
      Totals                            $558,441       $105,518          $8,345                --          $655,614
======================================================================================================================

Year Ended December 31, 1992:

  Land                                      $518           $753          $  --             $  --             $1,271
  Buildings and improvements               3,321          1,763             --                --              5,084
  Cellular equipment                     409,385        106,982          20,054            15,680           511,993
  Other                                   46,970         13,932           5,129           (15,680)           40,093
- ----------------------------------------------------------------------------------------------------------------------
  Totals                                $460,194       $123,430         $25,183                $0          $558,441
======================================================================================================================

Year Ended December 31, 1991:

  Land                                      $395           $123          $  --             $  --               $518
  Buildings and improvements               1,487          2,161             327               --              3,321
  Cellular equipment                     321,188         88,197             --                --            409,385
  Other                                   33,688         13,379              97               --             46,970
- ----------------------------------------------------------------------------------------------------------------------
  Totals                                $356,758       $103,860            $424            $  --           $460,194
======================================================================================================================

                                       LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                           SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT
                                         FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                        (Dollars in thousands)


                                        Balance at                                    Balance at
                                        Beginning of                   Retirements       End of
                                           Year         Additions        or Sales         Year
- ---------------------------------------------------------------------------------------------------------

Year Ended December 31, 1993:

  Buildings and improvements              $1,200           $969              $6            $2,163
  Cellular equipment                     129,640         58,040           1,994           185,686
  Other                                   10,304          6,301           1,287            15,318
- ---------------------------------------------------------------------------------------------------------
  Totals                                $141,144        $65,310          $3,287          $203,167
=========================================================================================================

Year Ended December 31, 1992:

  Buildings and improvements                $633           $567          $   --            $1,200
  Cellular equipment                      93,219         47,272          10,851           129,640
  Other                                    6,628          4,185             509            10,304
- ---------------------------------------------------------------------------------------------------------
  Totals                                $100,480        $52,024         $11,360          $141,144
=========================================================================================================

Year Ended December 31, 1991:

  Buildings and improvements                $307           $377             $51              $633
  Cellular equipment                      56,192         37,027              --            93,219
  Other                                    3,711          2,970              53             6,628
- ---------------------------------------------------------------------------------------------------------
  Totals                                 $60,210        $40,374            $104          $100,480
=========================================================================================================



                        LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                     SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                         (Dollars in thousands)



                                                  1993           1992           1991
- ------------------------------------------------------------------------------------------

Balance at Beginning of Year                    $14,638         $11,309       $10,387

Additions:
  Charged to income                              20,945          21,127        13,506
  Recoveries                                      5,551           7,400         3,255

Deductions:
  Accounts written off                           31,155          25,198        15,839
- ------------------------------------------------------------------------------------------

Balance at End of Year                           $9,979   (1)   $14,638   (2) $11,309
=========================================================================================

(1)  Includes $150 classified as long-term.
(2)  Includes $198 classified as long-term.


                        LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                         SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                         (Dollars in thousands)




                                                  1993           1992           1991
- ------------------------------------------------------------------------------------------

Taxes - other than payroll and income taxes:
  Property                                       $8,960         $13,322        $6,054
  Other                                           1,866           1,578         1,150

Advertising                                      29,719          19,459        15,017





Other items are not presented as such amounts are less than 1% of net revenues.