Form 10-Q
period 1994-03-31
LIN BROADCASTING CORP
filed 1994-05-16
CIK 59498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the period ended March 31, 1994.
                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

     For the transition period from _____________ to ________________

Commission File Number:  0-2481


                          LIN Broadcasting Corporation
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                          62-0673800
       ------------------------------------------------------------------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)


        5295 Carillon Point, Kirkland, WA                98033
       ------------------------------------------------------------------
    (Address of principal executive offices)          (Zip Code)


                                 (206) 828-1902
       ------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      [X] Yes   [__]   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                         Outstanding at April 30, 1994
   Common Stock, $0.01 par value                   51,524,055 shares

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


               LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                (Unaudited)

                                   March 31,        December 31,
                                      1994              1993
                                   ----------       -----------
ASSETS
- - ---------------------
Current Assets:
  Cash and cash equivalents            $94,283          $86,366
  Marketable securities                 13,334           16,465
  Accounts receivable, less allowance
    for doubtful accounts              166,934          156,784
  Film contract rights, prepaid
    expenses and other current assets   23,411           21,960
                                      ---------        ---------
       Total current assets            297,962          281,575

Property and equipment, at cost,
  less accumulated depreciation        412,003          405,762
Other noncurrent assets                 61,017           61,807
Investments in and advances to
  unconsolidated affiliates            269,428          264,172
Intangible assets, less accumulated
  amortization                       1,874,655        1,896,207
                                      ---------        ---------
       Total assets                 $2,915,065       $2,909,523
                                    ==========       ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
- - -------------------------------------
Current Liabilities:
  Current portion of long-term
    bank debt                         $161,013         $146,891
  Accounts payable, accrued expenses
    and other current liabilities      211,257          203,953
                                      ---------        ---------
       Total current liabilities       372,270          350,844

Long-term bank debt                  1,509,040        1,551,447
Deferred income taxes                  736,214          735,049
Film contract rights and other
  noncurrent liabilities                12,200           13,091
Minority interests in equity of
  consolidated subsidiaries             63,096           56,209
Redeemable preferred stock of
  a subsidiary                       1,338,823        1,305,248

                                (continued)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


               LIN BROADCASTING CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                          (Dollars in thousands)
                                (Unaudited)

                                   March 31,        December 31,
                                      1994              1993
                                   ----------       -----------
LIABILITIES AND STOCKHOLDERS'
DEFICIT (continued)
- - ---------------------

Stockholders' Deficit:
  Common stock (55,329,000 shares
    issued)                          $    553         $    553
  Paid-in capital                     225,062          224,689
  Deficit                          (1,165,300)      (1,150,205)
                                    -----------      -----------
                                     (939,685)        (924,963)
   Less common stock in treasury,
    at cost (3,812,000) and
    3,826,000 shares, respectively)   176,893          177,402
                                    -----------      -----------
       Total stockholders' deficit (1,116,578)      (1,102,365)
                                    -----------      -----------
       Total liabilities and
         stockholders' deficit     $2,915,065       $2,909,523
                                   ===========      ===========


         See notes to condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


               LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in thousands, except per share amounts)
                                (Unaudited)

                                   Three Months Ended March 31,
                                       1994              1993
                                   ----------------------------

Net Revenues                         $191,627         $151,233
                                     ---------        ---------
Operating Costs and Expenses:
  Direct costs and expenses           128,516           86,684
  Corporate expenses                    2,613            1,444
  Depreciation                         13,081           10,666
  Amortization of intangible assets    19,701           19,732
                                     ---------        ---------
                                      163,911          118,526
                                     ---------        ---------
Operating Income                       27,716           32,707
                                     ---------        ---------
Other Income (Expense):
  Equity in income of unconsolidated
    affiliates                         31,848           24,729
  Investment and other income           1,237            2,524
  Interest expense                    (22,520)         (24,228)
                                     ---------        ---------
                                       10,565            3,025
                                     ---------        ---------
Income Before Income Tax Expense
  and Minority Interests               38,281           35,732

Income Tax Expense                     12,914           10,802
                                     ---------        ---------
Income Before Minority Interests       25,367           24,930

Minority Interests:
  In net income of consolidated
    subsidiaries                       (6,887)          (5,947)
  Provision for preferred stock
    dividends of a subsidiary         (33,575)         (33,575)
                                     ---------        ---------
Net Loss                             $(15,095)        $(14,592)
                                     =========        =========
Net Loss Per Share                     $(0.29)          $(0.28)
                                     =========        =========
Average Common and Equivalent
  Shares Outstanding                   51,511           51,430
                                     =========        =========



         See notes to condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



               LIN BROADCASTING CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)

                                   Three Months Ended March 31,
                                       1994              1993
                                   ----------------------------


Net cash provided by operating
  activities                          $58,573          $60,985
                                      --------         --------
Investing Activities:
  Proceeds from sale of marketable
    securities                          3,092           13,997
  Purchases of marketable securities       --          (10,931)
  Capital expenditures                (33,684)         (27,907)
  Cellular acquisitions                (1,500)              --
  Net investments in and advances
    (to) from unconsolidated
    affiliates                          8,913           (2,710)
                                      --------         --------
    Net cash used in investing
      activities                      (23,179)         (27,551)
                                      --------         --------
Financing Activities:
  Repayment of bank debt              (28,285)          (7,649)
  Proceeds from common stock issued
    for stock purchase plan, stock
    options and related tax benefits    1,292              850
  Purchase of common stock for treasury  (484)            (347)
                                      --------         --------
    Net cash used for financing
      activities                      (27,477)          (7,146)
                                      --------         --------
Increase in Cash and Cash Equivalents   7,917           26,288

Cash and Cash Equivalents at
  Beginning of Period                  86,366          102,909
                                      --------         --------
Cash and Cash Equivalents at
  End of Period                       $94,283         $129,197
                                      ========         ========



         See notes to condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               LIN BROADCASTING CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Unaudited)


1.   Basis Of Presentation:

     The condensed consolidated financial statements include the accounts of LIN Broadcasting Corporation (LIN), its majority-owned (based on voting control) subsidiaries and cellular ventures (New York, Dallas and Newton, Texas RSA-
     17) in which LIN has voting control (the "Company"). The Company's investments in cellular ventures in which it has voting interests of 50% or less but more than 20% (Los Angeles, Philadelphia, Houston and Galveston) are accounted for on the equity method.

     These financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1993.

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. The results of operations for the three month period ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year.

2.   Summarized Financial Data

     Summarized income statement information for the cellular ventures accounted for on the equity method for the three months ended March 31, 1994 and 1993 is as follows:

                                   Three Months Ended
                                        March 31,
                                   -------------------
               At 100%             1994           1993
               -------             ----           ----
     Net revenues                $213,427       $159,868

     Net income                    75,624         60,039

     LIN's equity in net income    31,848         24,729

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

3.   Supplemental Disclosures Of Cash Flow Information

     Interest payments were $16,866 and $24,697 for the three months ended March 31, 1994 and 1993, respectively. Net federal and state income tax payments were $12,121 and $10,966 for the three months ended March 31, 1994 and 1993, respectively.

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS 1994 v. THREE MONTHS 1993

Net revenues increased 27% during the first quarter of 1994 to $191.6 million from $151.2 million in the first quarter of 1993. This increase was composed of a 32% increase in cellular revenues and an 11% increase in media revenues. The cellular revenue increase was primarily attributable to a 39% increase in the subscriber bases of the consolidated cellular operations.
Monthly revenue per subscriber was essentially unchanged due primarily to an increase in average minutes of use per subscriber offset by a lower average rate per minute. The media revenue increase reflects improvement in the economy which stimulated increased advertiser spending.

Direct costs and expenses increased 48% primarily due to a significant increase in marketing expenses in the cellular operations. Cellular marketing expenses increased 108% from the 1993 first quarter due to a 104% increase in gross subscriber additions in the consolidated cellular operations. Cellular customer support and administrative expenses increased 35% while programming, production and promotion cost in the media operations increased 17% over the same period last year.

Depreciation expense increased 23% principally due to higher levels of cellular property and equipment in service.

Equity in the income of unconsolidated cellular affiliates rose to $31.8 million in the first quarter of 1994 from $24.7 million in the first quarter of 1993 reflecting revenue and income increases in the cellular ventures (Los Angeles, Philadelphia, Houston and Galveston) carried under equity accounting. The revenues of these ventures increased 34% primarily due to a 40% increase in the number of subscribers offset, in part, by a slight decline in average revenue per subscriber. Direct costs and expenses increased 45%, largely from higher marketing and administrative costs. The unconsolidated ventures experienced a 58% increase in gross subscriber additions in the first quarter of 1994 compared to the same period in 1993.

Interest expense (which includes the amortization of the financing and commitment fees) decreased $1.7 million, principally due to lower debt levels on both of the Company's credit facilities.

The provision for preferred stock dividends is a result of the issuance, by a subsidiary of the Company, of $850 million of redeemable preferred stock which is held by a subsidiary of Comcast Corporation.

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

REGULATION AND COMPETITION

In addition to B Block cellular competition, the Company and its unconsolidated affiliates expect to face competition from enhanced specialized mobile services (ESMR) operations, such as Nextel, which are launching cellular-like services in the Company's Los Angeles market. Other ESMR networks are scheduled to begin either operation or construction in other cities as well.

In September 1993, the FCC adopted rules for the licensing of personal communications services ("PCS"). While the Company and other cellular carriers will be eligible to compete for these licenses, the amount of PCS spectrum that cellular carriers may acquire in their own cellular market areas is limited. Furthermore, the FCC's rules provide for as many as seven PCS licenses in any market area, so the likelihood of additional competition in wireless services has increased. The FCC has also established Rand-McNally Major Trading Areas ("MTAs") and Basic Trading Areas ("BTAs") as the licensing areas for PCS services. Both MTAs and BTAs are larger than a cellular MSA or RSA. In some instances, an MTA may exceed in size the Company's cluster of cellular licenses in a particular geographic region. It is expected that PCS licenses will begin to be awarded in 1994. Several parties to the FCC proceeding including the Company have petitioned for reconsideration of certain aspects of the PCS rules and it is possible that the FCC could amend its rules based upon these petitions.

Some of the PCS spectrum is already used by cellular carriers for microwave transmissions. The FCC has determined that the existing microwave users must be phased out or relocated to new frequencies once PCS is deployed. However, the FCC's rules enable displaced microwave users to obtain compensation from PCS licensees for vacating PCS spectrum and provide for a transition period before incumbent microwave users are forced to relocate.

Pursuant to the Omnibus Budget Reconciliation Act of 1993, signed into law in August 1993, the FCC will auction the spectrum that it has allocated for PCS licenses. Auctions are scheduled to begin in late 1994. The FCC has recently adopted generic rules for conducting auctions and is still considering proposed rules for broadband PCS licenses. These proposed rules include a provision for the submission of bids to acquire all licenses available within a common spectrum block, thus offering a new PCS entrant the possibility of obtaining national coverage. Because the auction rules are only preliminary, it is uncertain how they will affect the Company's competitive position.

The Omnibus Budget Reconciliation Act of 1993 also specifies that cellular and other commercial mobile providers should be subject to similar regulatory treatments, including federal pre-emption of state rate and entry regulation and exemption from tariffing

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

REGULATION AND COMPETITION (continued)

requirements. A state may petition the FCC for the right to regulate the rates of commercial mobile providers but must demonstrate that rates will be unreasonable without the state's regulatory oversight. States that currently regulate cellular must petition the FCC by August 10, 1994, in order to retain rate regulatory jurisdiction while the petition is reviewed by the FCC. It is unclear which, if any states will petition the FCC. In light of the uncertainty as to how the legislation will be implemented, and as to the nature of the additional competitive services covered thereby, it is impossible to quantify the impact of these legislative and regulatory initiatives or such competition on the Company at this time.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are its operations and two bank credit facilities. Cash provided by operating activities totaled $58.6 million for the quarter ended March 31, 1994, compared to $61.0 million for the same period in 1993. The decrease was primarily due to the increased net loss and a decrease in cash received from equity affiliates. A substantial contribution to the Company's operating cash flow continues to be provided by the Los Angeles affiliate. In the event the California economy remains weak or the business of the Los Angeles affiliate is otherwise adversely affected, the Company's cash flow could similarly be adversely affected. Under its bank credit facilities, the Company had $1.67 billion outstanding on March 31, 1994. The Company had an additional $240 million available on its cellular bank facility as of March 31, 1994.

Under its bank credit facilities, the Company must remain in compliance with a series of financial covenants which compare the levels of the Company's cellular and broadcast indebtedness to its cellular and broadcast cash flows as of the end of each quarter. Although the Company is currently in compliance with all bank covenants and is reducing its debt through scheduled repayments, the ratios of indebtedness to cash flow required to be maintained by the bank credit facilities decrease over the course of 1994. It will be necessary for the Company to continue to reduce debt or to increase cash flow in order to remain in compliance. Further discussion of the Company's bank credit facilities, including restrictions on certain activities by the Company, and the Company's Redeemable Preferred Stock is set forth in the Company's Form 10-K for the year ended December 31, 1993.

Cash used by investing activities decreased 16%, primarily due to an increase in capital expenditures for the cellular operations offset by investments in and net advances from unconsolidated affiliates. The cellular operations continue to require

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

substantial capital to purchase additional cell sites, switching equipment and administrative support systems equipment to provide additional capacity for the growing subscriber bases, to provide increased coverage areas and new services, and to expand and streamline back office systems. During the first quarter of 1994, the Company completed the conversion to a new cellular system in the Dallas market. This project is expected to cost approximately $100 million with approximately $66 million having been expended through March 31, 1994, including $11 million during the first quarter of 1994. The Company began commercial offering of digital cellular service in New York during the quarter and expects to begin offering digital cellular service in Dallas during the second quarter. The Company also uses capital to make acquisitions of strategic cellular interests, primarily in markets adjacent to the major interests the Company already owns. As of March 31, 1994, the Company had commitments of approximately $175 million to acquire additional interests in the New York City cellular licensee as well as to purchase 100% of the Connecticut-1 RSA near the New York market. The Company may utilize additional borrowings under its cellular bank credit facility to fund these acquisitions.

While the Company has generated sufficient cash to meet its expenditure requirements, the Company continues to have substantial debt service, and other operating and capital requirements. In particular, amortization of the Company's credit facilities increases over the next few years. While the Company expects to have sufficient internally generated funds to repay its indebtedness at maturity, there can be no assurance that this will occur.

If the Company does not generate sufficient funds, it may seek to issue additional debt through a private or public offering, sell equity or sell certain cellular interests, broadcast properties or other assets. There can be no assurance that the Company will be able to obtain such additional financing or sell assets when needed, or if it is able to obtain such financing or sell assets, that the terms will be favorable to the Company or its stockholders. Finally, the Company will be required by the terms of its bank credit facilities to apply the proceeds of asset sales under certain circumstances not reinvested in similar assets to the repayment of loans thereunder.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

In August 1993 and in December 1993, two dealers for the Los Angeles cellular partnership filed lawsuits against the partnership and certain other parties in the California state court, seeking injunctive relief and monetary damages (Goldenwest Cellular Corp. v. Los Angeles SMSA Ltd. Partnership; PacTel Cellular; The Good Guys Inc., Case No. 715479 (Superior Court of California, Orange County), and Autophone, Inc. v. Los Angeles Cellular Telephone Co.; Los Angeles SMSA Ltd. Partnership; PacTel Cellular, et al, Case No. 722299 (Superior Court of California, Orange County)). The lawsuits allege various torts and statutory violations, including price-fixing regarding cellular equipment and service, below-cost sales of equipment, fraud, interference with economic relationship, unfair competition, discrimination among agents, and conspiracy. A third lawsuit addressing similar facts and raising many of the same claims (Cellular Activators, et al. v. Los Angeles Cellular Telephone Company, et al., Case No. 729278 (Superior Court of California, Orange County)) was filed in May 1994, but it has not yet been served. A fourth suit was filed in February 1994 (Cel-Tech Communications, Inc. et al v. Los Angeles Cellular Telephone Company et al, Case No. VC015535 (Superior Court of California, Los Angeles County)) containing claims relating to equipment sales and seeking injunctive relief, restitution and monetary damages; these claims include unfair practices, restraint of trade, tortious interference, and unfair competition relating in part to allegations of below-cost sales of equipment. All of these cases are in their early stages. The August 1993 and December 1993 cases have been consolidated. The partnership intends to defend each lawsuit vigorously, believes that it has meritorious defenses to the allegations contained in the complaints, and does not expect that the ultimate results of these legal proceedings will have a material adverse effect on its financial position or results of operations.

In September 1993, a proposed class action lawsuit was filed by a cellular subscriber in a District Court in Texas (Crowley and Weemes v. Houston Cellular Telephone Co.; McCaw Cellular
Communications, Inc.; LIN Broadcasting Corp., Case No. 93-0879,
Harrison County, Texas, 71st Judicial District). The lawsuit alleges that the renewal provisions and liquidated damages provisions of the annual subscriber agreements of various cellular carriers, including the Houston cellular partnership, are void and unenforceable, and are contrary to public policy.

The plaintiffs also seek monetary damages. No class has yet been certified. The partnership intends to defend the lawsuit vigorously, believes that it has meritorious defenses to the allegations contained in the complaint, and does not expect that the ultimate results of this legal proceeding will have a material adverse effect on its financial position or results of operations.

Item 5.

(a)  Supplemental Proportionate Operating Data.

                       LIN BROADCASTING CORPORATION
                        SUPPLEMENTAL FINANCIAL DATA
                          (Dollars in thousands)
                                (Unaudited)

The following data is provided to assist in understanding the financial results of LIN's cellular and media operations. The cellular operating data has been prepared using "proportionate consolidation." This presentation differs from the consolidation methodology used to prepare the Company's principal financial statements in accordance with generally accepted accounting principles (GAAP). Proportionate consolidation details the operating results of all LIN's cellular interests, including those carried on the equity method in the GAAP financials, weighted by LIN's ownership in those results.


                                   Three Months Ended
                                        March 31,
                                   1994            1993
                                   ---------------------
Cellular:
   Net revenues                   $222,395       $167,205
                                  --------       ---------
   Direct costs and expenses        69,803         50,162
   Marketing                        67,775         37,193
   Depreciation                     17,424         14,313
   Amortization                     18,977         18,973
                                  --------       ---------
                                   173,979        120,641
                                  --------       ---------
   Operating income                $48,416        $46,564
                                  ========       =========

   Total subscribers             1,575,000      1,130,000
   Proportionate subscribers(1)    958,000        682,000


Media:
   Net revenues                    $41,914        $37,697
                                  --------       ---------
   Direct costs and expenses        27,564         25,268
   Depreciation                      1,707          1,704
   Amortization                        859            859
                                  --------       ---------
                                    30,130         27,831
                                  --------       ---------
   Operating income                $11,784         $9,866
                                  ========       =========


(1) Calculated by multiplying (i) the total subscribers of a licensee in which, as of the date specified, the Company owned an interest, by (ii) the percentage ownership interest in that licensee which the Company owned on such date.

                                 SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           LIN Broadcasting Corporation
                                   (Registrant)



                           DONALD GUTHRIE
                           ------------------------------
                           Donald Guthrie
                           Senior Vice President - Finance

Date:  May 16, 1994