Form 10-Q
period 1994-06-30
LIN BROADCASTING CORP
filed 1994-08-15
CIK 59498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the period ended June 30, 1994
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ______________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]    No [__]

Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the latest practicable date.

                      Class                         Outstanding at
                                                     July 31, 1994
          -----------------------------             ---------------
          Common Stock, $0.01 par value               51,577,628

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


               LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                (Unaudited)

                                    June 30,        December 31,
                                      1994              1993
                                   ----------       -----------
ASSETS
- - ----------------------
Current Assets:
   Cash and cash equivalents           $90,312          $86,366
   Marketable securities                12,258           16,465
   Accounts receivable, less allowance
     for doubtful accounts             167,333          156,784
   Film contract rights, prepaid
     expenses and other current assets  18,520           21,960
                                       -------          -------
       Total current assets            288,423          281,575

Property and equipment, at cost,
   less accumulated depreciation       446,286          405,762
Other noncurrent assets                 67,910           61,807
Investments in and advances to
   unconsolidated affiliates           237,576          264,172
Intangible assets, less accumulated
   amortization                      2,064,749        1,896,207
                                     ---------        ---------
      Total assets                  $3,104,944       $2,909,523
                                    ==========        =========
LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
- - -----------------------------
Current Liabilities:
   Current portion of long-term
     bank debt                        $175,134         $146,891
   Accounts payable, accrued expenses
     and other current liabilitie      200,605          203,953
                                       -------          -------
       Total current liabilities       375,739          350,844


                                (continued)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               LIN BROADCASTING CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                          (Dollars in thousands)
                                (Unaudited)

                                    June 30,        December 31,
                                      1994              1993
                                   ----------       -----------

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT) (continued)
- - -----------------------------
Long-term bank debt                  1,676,633        1,551,447
Deferred income taxes                  793,055          735,049
Film contract rights and other
   noncurrent liabilities               21,111           13,091
Minority interests in equity of
   consolidated subsidiaries            63,023           56,209
Redeemable preferred stock
   of a subsidiary                          --        1,305,248

Stockholders' Equity (Deficit):
   Common stock (55,329,000 shares
   issued)                                 553              553
   Paid-in capital                   1,009,075          224,689
   Deficit                           (658,539)      (1,150,205)
                                     ---------      -----------
                                       351,089        (924,963)
   Less common stock in treasury,
     at cost                           175,706          177,402
                                     ---------      -----------
      Total stockholders'
      equity (deficit)                 175,383      (1,102,365)
                                     ---------      -----------
      Total liabilities and
      stockholders' equity
      (deficit)                     $3,104,944       $2,909,523
                                    ==========       ==========



         See notes to condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


               LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)
                                (Unaudited)

                         Three Months           Six Months
                         Ended June 30,        Ended June 30,
                        -----------------    ----------------
                        1994         1993    1994          1993
                        ----         ----    -----         ----

Net Revenues         $219,588   $171,198    $411,215    $322,431
                     --------   --------    --------    --------
Operating Costs and
  Expenses:
  Direct costs and
    expenses          125,058     91,445     253,574     178,129
  Corporate expenses    2,159      1,749       4,772       3,193
  Depreciation         14,075     11,136      27,156      21,802
  Amortization of
    intangible assets  20,932     19,732      40,633      39,464
  Loss on disposal of
    cellular equipment    --      46,583          --      46,583
                     --------    --------    --------    --------
                      162,224    170,645     326,135     289,171
                     --------    --------    --------   --------
Operating Income       57,364        553      85,080      33,260

Other Income (Expense):
  Equity in income of
  unconsolidated
  affiliates           32,353     24,580      64,201      49,309
  Investment and other    926      1,702       2,163       4,226
  Gain on redemption of
    preferred stock of
    a subsidiary      468,689         --     468,689         --
  Interest expense   (24,762)   (23,896)    (47,282)    (48,124)
                     --------   --------    --------    --------
                      477,206      2,386     487,771       5,411

                                (continued)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


               LIN BROADCASTING CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                 (In thousands, except per share amounts)
                                (Unaudited)

                         Three Months           Six Months
                         Ended June 30,        Ended June 30,
                        -----------------    ----------------
                        1994         1993    1994          1993
                        ----         ----    -----         ----


Income Before Income
  Tax Expense and
  Minority Interests  534,570      2,939     572,851      38,671

Income Tax Expense     20,397         93      33,311      10,895
                     --------    --------   --------    --------
Income Before Minority
  Interests           514,173      2,846     539,540      27,776

Minority Interests:
  In net income (loss)
    of consolidated
    subsidiaries        7,412   (14,115)      14,229     (8,168)
  Provision for preferred
    stock dividends of
    a subsidiary           --     33,575     33,575      67,150
                     --------    --------   --------    --------
Net income (loss)    $506,761  $(16,614)    $491,666   $(31,206)
                     ========   =========   ========   =========
Net income (loss)
  per share             $9.75    $(0.32)       $9.46     $(0.61)
                     ========   =========   ========   =========
Average common and
  equivalent shares
  outstanding          51,988     51,436      51,967      51,433
                     ========   =========   ========   =========


         See notes to condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


               LIN BROADCASTING CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)

                                     Six Months Ended June 30,
                                       1994              1993
                                   ----------------------------

Net cash provided by
   operating activities               $100,249          $90,308
                                      --------         --------
Investing Activities:
   Proceeds from sale of
     marketable securities               4,120           25,555
   Purchase of marketable securities        --         (24,275)
   Proceeds from sale of capital
     equipment                           5,622              --
   Capital expenditures               (76,675)         (41,250)
   Cellular and television
     acquisitions                    (176,952)              --
   Net investments in and
     advances from unconsolidated
     affiliates                          9,027           5,448
                                      --------        --------
        Net cash used in
        investing activities         (234,858)         (34,522)

Financing Activities:
   Proceeds from borrowings            340,000              --
   Repayment of bank debt            (186,571)         (15,297)
   Increase in deferred commitment/
     financing fees                    (4,196)              --
   Redemption of preferred stock      (13,167)              --
   Proceeds from common stock
     issued for stock purchase plan,
     stock options and related
     tax benefits                       3,241            1,096
   Purchase of common stock for treasury (752)            (685)
                                      --------         --------
     Net cash from (used) in
     financing activities              138,555         (14,886)


                                (continued)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


               LIN BROADCASTING CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                          (Dollars in thousands)
                                (Unaudited)

                                     Six Months Ended June 30,
                                       1994              1993
                                   ----------------------------


Increase in Cash and Cash Equivalents   $3,946          $40,900
                                      --------         --------
Cash and Cash Equivalents at
   Beginning of Period                  86,366          102,909
                                      --------         --------
Cash and Cash Equivalents at
   End of Period                       $90,312         $143,809
                                      ========         ========


             Supplemental Disclosures Of Cash Flow Information

Interest payments were $37,507 and $44,678 for the six months ended June 30, 1994 and 1993, respectively. Net income tax payments were $38,084 and $22,524 for the six months ended June
30, 1994 and 1993 respectively.



         See notes to condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


               LIN BROADCASTING CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Unaudited)



1.   Basis Of Presentation

     The condensed consolidated financial statements include the accounts of LIN Broadcasting Corporation (LIN), its majority-owned subsidiaries and cellular ventures (principally New York and Dallas) in which LIN has voting control (the Company). The Company s investments in cellular ventures in which it has voting interests of 50% or less but more than 20% (principally Los Angeles, Houston and Philadelphia, see note 3 below) are accounted for on the equity method.

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

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. The results of operations for the three and six month periods ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year.

2.   Summarized Financial Data

     Summarized income statement information for the cellular ventures accounted for on the equity method for the three and six months ended June 30, 1994 and 1993 is as follows:

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

2.   Summarized Financial Data (continued)


                         Three Months           Six Months
                         Ended June 30,        Ended June 30,
                        -----------------    ----------------
At 100%                 1994         1993    1994          1993
- - -------------           ----         ----    -----         ----

Net revenues         $227,692   $175,175    $441,119    $335,043

Net income             76,140     59,955     151,764     119,994

LIN s equity in
  net income           32,353     24,580      64,201      49,309


3.   Completed Transactions

     Redemption of Preferred Stock of a Subsidiary

     On June 24, 1994 the Company's subsidiary, LCH Communications ("LCH") redeemed all the outstanding Redeemable Preferred Stock of LCH held by Comcast Cellular Communications, Inc. a subsidiary of Comcast Corporation, in exchange for all of the capital stock of a subsidiary of LCH Communications, whose assets consisted primarily of LIN's 49.99% interest in the Philadelphia "A Block" cellular system and its interest in GuestInformant (a publisher of advertiser-supported hard cover magazines placed in hotel rooms). This transaction resulted in a non-cash tax free gain of $468.7 million or $9.02 per share for the quarter ended June 30, 1994. The gain represents the excess of the fair values of the assets exchanged over their book values. The $783.8 million difference between the book value of the Preferred Stock and the fair values of the assets exchanged was credited to Additional Paid-In Capital. The results of operations of GuestInformant and the equity in income of the Philadelphia cellular venture are reflected in the Company's results of operations through June 24, 1994.

     Acquisitions

     On May 31, 1994 the Company acquired an additional 5.2% interest in the New York "A Block" cellular system for approximately $145 million in cash. LIN now owns approximately 98.3% of the New York system. The Company also completed the acquisition of 100% of the Connecticut

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

3.   Completed Transactions (continued)

     RSA #1 "A Block" cellular system for approximately $30 million in cash. Both acquisitions were funded with proceeds from additional bank credit facility borrowings (see Liquidity and Capital Resources in Item 2 below).

4.   Pending Transactions

     On June 8, 1994, the Company announced that it intends to distribute the common stock of its subsidiary, LIN Television Corporation, to the Company's stockholders on a tax-free basis. LIN also announced that it and LIN Television Corporation entered into a definitive agreement to acquire WTNH-TV, the ABC affiliate in Hartford-New Haven, Connecticut from Cook Inlet Communications Corporation for approximately $120 million in cash and 11.5% of the common stock of LIN Television Corporation. These transactions will create a public company which owns seven network-affiliated television stations, including stations in Dallas, Indianapolis and Norfolk.

     Following the spin-off, it is expected that approximately 42% of LIN Television Corporation's shares will be publicly owned and approximately 46% will be owned by McCaw Cellular Communications, Inc. These transactions are subject to Federal Communications Commission and other approvals. The Internal Revenue Service has ruled that no gain or loss will be recognized by (and no amount will be included in the income of) the shareholders of the Company as a result of the spin-off. The closing of the WTNH acquisition and the spin-off are expected to occur by year-end 1994.

5.   Income  (loss) Per Share

     For the 1994 periods, the computation of primary earnings per share is based on the weighted average number of outstanding common shares and additional share equivalents assuming the exercise of stock options. A separate earnings per share calculation for the excess of carrying amount of preferred stock over the fair value of consideration transferred to the holder of the preferred stock added to primary net income is also included. For the 1993 periods, common stock equivalents are excluded as their effect is anti-dilutive. Net income (loss) per share were calculated as follows:

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

5.   Income  (loss) Per Share (continued)

                         Three Months           Six Months
                         Ended June 30,        Ended June 30,
                        -----------------    ----------------
                        1994         1993    1994          1993
                        ----         ----    -----         ----

Shares outstanding:

  Weighted average
   shares outstanding  51,533    51,436       51,522      51,433

  Share equivalents       455        --          445          --
                      -------    -------     -------     -------
  Adjusted shares
   outstanding         51,988     51,436      51,967      51,433
                      =======    =======     =======     =======


  Net Income (Loss)  $506,761 $(16,614)     $491,666   $(31,206)

  Excess carrying value
    of preferred stock
    over fair value of
    consideration
    transferred       783,823       --       783,823        --
                      -------    -------     -------    -------
  Total            $1,290,584  $(16,614)  $1,275,489   $(31,206)
                   ==========  =========  ==========   =========

  Net Income (loss)
    per share:

    Primary income
     (loss) per
     share             $9.75     $(0.32)      $9.46     $(0.61)

    Amount per share
     excess carrying value
     of preferred stock
     over fair value of
     consideration
     transferred       15.08          --      15.08          --
                     -------     -------    -------     -------



                                (continued)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

5.  Income  (loss) Per Share (continued)

                         Three Months           Six Months
                         Ended June 30,        Ended June 30,
                        -----------------    ----------------
                        1994         1993    1994          1993
                        ----         ----    -----         ----

  Net Income (loss) per
   share including excess
   of carrying value of
   preferred stock over
   fair value of
   consideration
   transferred         $24.83     $(0.32)    $24.54     $(0.61)
                       ======     =======    ======     =======

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


               LIN BROADCASTING CORPORATION AND SUBSIDIARIES
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


RESULTS OF OPERATIONS

1994 v. 1993

The Company s net revenues for the second quarter and first six months of 1994 increased 28% versus the same periods in 1993.
Net revenues for the Company s consolidated cellular operations for the three and six month periods ended June 30, 1994 increased 35% and 33%, respectively, over the 1993 comparable periods. The increases in cellular revenues were principally due to a 44% increase in the subscriber base at the consolidated cellular operations since the second quarter of 1993 offset in part by a 2% decrease in average monthly revenue per subscriber. Net revenues for the media operations increased 10% for the three and six month periods ended June 30, 1994, from the same periods in the prior year, reflecting continued improvement in the local economies where the Company operates, which stimulated increased advertiser spending.

Direct costs and expenses increased 37% and 42% during the second quarter and first half of 1994, respectively, over the same periods last year. The increases were primarily the result of higher marketing costs associated with accelerated growth in the cellular subscriber base, as well as higher customer support and administrative costs at the consolidated cellular operations. Increases at the media operations were due to increased programming and administrative costs.

Depreciation expense increased 26% and 25% during the second quarter and the first six months of 1994, respectively, over the prior year due primarily to higher levels of cellular property and equipment placed in service at the consolidated cellular ventures.

The loss on disposal of equipment in 1993 was related to a write-down at the Dallas venture during the second quarter of 1993 as a decision was made to replace the Dallas cellular system. As a result, minority interests in net income (loss) of consolidated subsidiaries was significantly affected during the same period as the Dallas minority interest holders absorbed their share of the loss.

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Equity in income of unconsolidated cellular affiliates increased during the quarter ended June 30, 1994 compared to the same period in 1993 due primarily to increased revenue and income at those cellular ventures. The revenues of the unconsolidated cellular affiliates increased 33% and 32% for the three and six month periods ended June 30, 1994 respectively, compared to the same periods in the prior year, due to increases in the subscriber bases since June 1993, partially offset by a decline in average monthly revenue per subscriber. Direct costs and expenses for these affiliates were up 38% and 39% for the second quarter and first half of 1994, respectively, over the comparable periods in 1993, due to higher marketing, customer support and administrative costs related to growth in the subscriber base.

The gain on redemption of Preferred Stock resulted from the redemption of all the Redeemable Preferred Stock of LCH, a subsidiary of the Company, as discussed in Note 3 to the Condensed Consolidated Financial Statements above. As a result of this transaction, the provision for Preferred Stock dividends of $33.6 million was not made during the quarter and will not be made in the future.

Interest expense (which includes the amortization of financing and commitment fees) increased slightly during the second quarter but decreased for the first six months of 1994. The increase in the second quarter was primarily due to Company's additional borrowings to finance the New York minority interest acquisition and the Connecticut RSA #1 as discussed in Note 3 to the Condensed Consolidated Financial Statements and higher interest rates during the quarter, offset in part by principal payments.

LEGISLATION, REGULATION AND COMPETITION

In addition to B Block cellular competition, the Company and its unconsolidated affiliates expect to face competition from enhanced specialized mobile services (ESMR) operators such as Nextel, which has launched cellular-like services in the Company's California markets. Other ESMR networks have begun to operate or construct networks in other cities.

In late 1993 and early 1994, the FCC adopted a series of rules for the licensing of new messaging and voice-grade mobile communications services, commonly called personal communications services ("PCS"). For the first time, the FCC will assign

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

LEGISLATION, REGULATION AND COMPETITION (continued)

spectrum to PCS licensees by means of auctions. In July 1994, the FCC auctioned 10 national messaging licenses. Numerous regional messaging licenses will be auctioned in the future, probably later this year.

In addition to establishing a program to assign messaging - or narrowband PCS licenses - the FCC has promulgated regulations for issuing new voice-grade licenses - or broadband PCS licenses - by means of auctions, which are expected to begin in December 1994. Under FCC rules, as many as six broadband PCS licenses will be issued for a given geographic area, increasing the likelihood of additional competition for wireless services. Broadband PCS licenses will be issued for 51 Major Trading Areas ("MTAs") and 493 Basic Trading Areas ("BTAs"), which are generally larger than cellular MSAs and RSAs.

The FCC's broadband PCS rules allow the Company to bid on licenses for MTAs and BTAs in areas in which it does not currently have a significant cellular presence, and to acquire broadband PCS licenses aggregating up to 40 MHz in such areas. The Company is restricted to acquiring only one 10 MHz license, however, in any area in which it maintains a significant ownership interest in cellular networks.

The Omnibus Budget Reconciliation Act of 1993 and implementing rules adopted by the FCC specify that cellular and other commercial mobile providers should be subject to similar regulatory treatment, including federal pre-emption of state rate and entry regulation and exemption from tariffing requirements.
A state may petition the FCC for the right to regulate the rates of commercial mobile providers but must demonstrate that rates will be unreasonable without the state's regulatory oversight. States that currently regulate cellular must petition the FCC by August 10, 1994 in order to retain rate regulatory jurisdiction while the petition is reviewed by the FCC. Some of the states in which the Company operates cellular systems, such as California and New York, currently regulate cellular rates and have chosen to petition the FCC to retain their jurisdiction.

LIQUIDITY AND CAPITAL RESOURCES

The Company s principal sources of funds are its operations and bank credit facilities. Cash provided by operating activities totaled $100.2 million for the first six months of 1994, compared to $90.3 million for the same period in 1993. The increase was

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

primarily due to improved operating results offset in part by a decrease in cash received from equity affiliates, particularly the Company's Los Angeles cellular affiliate. The Los Angeles affiliate has increased its capital expenditures in order to install digital cellular equipment throughout its network.

The Company has bank credit facilities for both its cellular business and broadcast business. LIN Cellular Network, a wholly-owned subsidiary of the Company and which holds all of the Company's cellular interests, has two bank credit facilities. Under the Senior Credit Facility, the Company had $1.5 billion outstanding and $180 million available as of June 30, 1994.
Under the Senior Unsecured Facility, the Company had $150 million outstanding and $50 million available as of June 30, 1994. The Senior Unsecured Facility was entered into in June, 1994. With the exception of the absence of security, a higher interest rate and final maturity date of March 31, 2001, the terms and conditions of the Senior Unsecured Facility are largely identical to the Senior Credit Facility. LIN Television Corporation, a wholly-owned subsidiary of the Company which owns six television broadcast stations, had $199 million outstanding and no additional funds available as of June 30, 1994 on its bank credit facility.

Under its bank credit facilities, the Company must remain in compliance with a series of financial covenants which compare the levels of the Company s cellular and broadcast indebtedness to its cellular and broadcast cash flows as of the end of each quarter. Although the Company is currently in compliance with all bank covenants and is making scheduled repayments, it will be necessary for the Company to reduce debt or to increase cash flow in order to remain in compliance. Further discussion of the Company s bank credit facilities, including restrictions on certain activities by the Company is set forth in the Company's annual report on Form 10-K for the year ended December 31, 1993.

Cash used by investing activities increased substantially, primarily due to the purchase of the additional interest in the New York cellular system and the acquisition of Connecticut RSA
#1. In addition, the cellular operations continue to require substantial capital to purchase additional cell sites and switching equipment, including investments in digital cellular equipment, in order to provide increased coverage areas and new services. The Company has now launched commercial digital cellular service in New York and Los Angeles and expects to begin

PART I.   FINANCIAL INFORMATION


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

commercial service in Dallas during the third quarter of 1994. In addition, in order to provide efficient and high-quality support to the rapidly growing subscriber base, the Company continues to invest in administrative support systems and equipment.

Cash from financing activities increased due to additional borrowings, offset, primarily by repayments of debt and cash paid for the redemption of the Preferred Stock. The Company borrowed $340 million from its Senior Credit Facility and its Senior Unsecured Facility, of which $185 million was used for cellular and television acquisitions, $130 million for repayments on its Senior Credit Facility, and the remaining used in general operations.

While the Company has generated sufficient cash to meet its expenditure requirements, the Company continues to have substantial debt service, and other operating and capital requirements. In particular, amortization of the term portion of the Company s Senior Credit Facility increases over the next several years. The Company expects to have sufficient internally generated funds to repay its indebtedness at maturity, however, there can be no assurance that this will occur.

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

In August 1993 and in December 1993, two dealers for the Los Angeles cellular partnership filed lawsuits against the partnership and certain other parties in the California state court, seeking injunctive relief and monetary damages (Goldenwest Cellular Corp. v. Los Angeles SMSA Ltd. Partnership; PacTel Cellular; The Good Guys Inc., Case No. 715479 (Superior Court of California, Orange County), and Autophone, Inc. v. Los Angeles Cellular Telephone Co.; Los Angeles SMSA Ltd. Partnership; PacTel Cellular, et al, Case No. 722299 (Superior Court of California, Orange County)). The lawsuits allege various torts and statutory violations, including price-fixing regarding cellular equipment and service, below-cost sales of equipment, fraud, interference with economic relationship, unfair competition, discrimination among agents, and conspiracy. A third lawsuit addressing similar facts and raising many of the same claims (Cellular Activators, et al. v. Los Angeles Cellular Telephone Company, et al., Case No. 729278 (Superior Court of California, Orange County)) was filed in May 1994. A fourth suit was filed in February 1994 (Cel-Tech Communications, Inc. et al v. Los Angeles Cellular Telephone Company et al, Case No. VC015535 (Superior Court of California, Los Angeles County)) containing claims relating to equipment sales and seeking injunctive relief, restitution and monetary damages; these claims include unfair practices, restraint of trade, tortious interference, and unfair competition relating in part to allegations of below-cost sales of equipment. Discovery is proceeding in all of these cases. The August 1993 and December 1993 cases have been consolidated. The partnership intends to defend each lawsuit vigorously, believes that it has meritorious defenses to the allegations contained in the complaints, and does not expect that the decisions in these legal proceedings will have a material adverse effect on its financial position or results of operations.

In September 1993, a proposed class action lawsuit was filed by a cellular subscriber in a District Court in Texas (Crowley and Weemes v. Houston Cellular Telephone Co.; McCaw Cellular
Communications, Inc.; LIN Broadcasting Corp., et al., Case No.
93-0879, Harrison County, Texas, 71st Judicial District).  The

PART II.  OTHER INFORMATION
lawsuit alleges that the renewal provisions and liquidated damages provisions of the annual subscriber agreements of various cellular carriers, including the Houston and Galveston cellular partnerships and Metroplex Telephone Co., are void and unenforceable, are contrary to public policy, and violate the Texas Deceptive Trade Practices Act. The lawsuit also alleges that defendants have violated the Texas Free Enterprise and Antitrust Act of 1983 by agreeing to use the liquidated damage provision to divide the cellular market in Texas. The plaintiffs also seek damages and treble damages. No class has yet been certified. The partnership intends to defend the lawsuit vigorously, believes that it has meritorious defenses to the allegations contained in the complaint, and does not expect that the ultimate results of this legal proceeding will have a material adverse effect on its financial position or results of operations.


Item 4.   Submission of Matters to a Vote of Security Holders


The Company's Annual Meeting of Stockholders was held on June 2,
1994.

The results of the voting on the following items were as follows:

(1) Election of the following directors to the Company's Board of Directors to hold office for the ensuing year:

     Nominee                  In Favor            Withheld

     Tom A. Alberg            47,521,828          172,033
     James L. Barksdale       47,517,985          175,876
     Harold S. Eastman        47,518,040          175,821
     William G. Herbster      47,550,550          143,311
     Wilma H. Jordan          47,554,639          139,222
     Richard W. Kislik        47,550,570          143,291
     Craig O. McCaw           47,521,498          172,363
     Wayne M. Perry           47,045,671          648,190


(2)  Amendments to the Company's Amended and Restated 1969 Stock
     Option Plan.


   In Favor        Opposed       Abstained     Broker Non-Vote
  47,213,708       254,645        60,450           165,058

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         (continued)

(3) Amendments to the indemnification provisions of the Company's By-Laws.


   In Favor        Opposed       Abstained     Broker Non-Vote
  46,534,995       932,660        61,148           165,058


Item 5.   Other Information

(a)    Attachment of supplemental financial data.


Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits

            10.01     Senior unsecured credit facility dated June 15,
                      1994

       (b)  Reports on Form 8-K

            Two reports filed on form 8-K (1) dated May 25, 1994 reporting LIN's intention to distribute the Common Stock of LIN Television Corporation to the Company's stockholders on a tax-free basis; (2) dated June 24, 1994 reporting LIN's redemption of all the outstanding Redeemable Preferred Stock of LCH in exchange for all of the capital stock of a subsidiary of LCH.

            The report dated June 24, 1994 includes pro forma financial statements reflecting both transactions.

               LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                        SUPPLEMENTAL FINANCIAL DATA
                          (Dollars in thousands)
                                (Unaudited)

The following data is provided to assist in understanding the financial results of LIN s cellular and media operations. The cellular operating data has been prepared using "proportionate consolidation." This presentation differs from the consolidation methodology used to prepare the Company s principal financial statements in accordance with generally accepted accounting principles (GAAP). Proportionate consolidation details the operating results of all LIN s cellular interests, including those carried on the equity method in the GAAP financials, weighted by LIN s ownership in those results.

                         Three Months           Six Months
                         Ended June 30,        Ended June 30,
                        -----------------    ----------------
                        1994         1993    1994          1993
                        ----         ----    -----         ----

Cellular:
  Net revenues       $249,807   $185,389    $472,202    $352,594
                     --------   --------    --------    --------
  Direct costs and
   expenses            75,867     53,097     145,670     103,259
  Marketing            62,562     41,918     130,337      79,111
  Depreciation         19,000     14,961      36,424      29,274
  Amortization         20,228     18,974      39,205      37,947
  Loss on disposal of
    cellular equipment    --      26,471          --      26,471
                     --------    --------    --------   --------
                      177,657    155,421     351,636     276,062
                     --------    --------   --------    --------
  Operating income    $72,150    $29,968    $120,566     $76,532
                     ========    ========   ========    ========
  Total subscribers 1,396,000  1,212,000   1,396,000   1,212,000
  Proportionate
   subscribers(1)     918,000    730,000     918,000     730,000




                                (continued)

               LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                  SUPPLEMENTAL FINANCIAL DATA (continued)
                          (Dollars in thousands)
                                (Unaudited)


                         Three Months           Six Months
                         Ended June 30,        Ended June 30,
                        -----------------    ----------------
                        1994         1993    1994          1993
                        ----         ----    -----         ----
Media:
  Net revenues        $48,679    $44,369     $90,593     $82,066

  Direct costs and
    expenses           26,940     25,193      54,504      50,461
  Depreciation          1,724      1,706       3,431       3,410
  Amortization            859        859       1,718       1,718
                     --------    --------   --------     --------
                       29,523     27,758      59,653      55,589
                     --------    --------   --------     --------
  Operating income    $19,156    $16,611     $30,940     $26,477
                     ========    ========   ========    ========



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





                             LIN Broadcasting Corporation
                                 (Registrant)



                             DONALD GUTHRIE
                             -------------------------------
Date:  August 15, 1994       Donald Guthrie
                             Senior Vice President - Finance

                               EXHIBIT INDEX

10.01    Senior unsecured credit facility dated June 15, 1994