Form 10-K/A
period 1993-12-31
LIN BROADCASTING CORP
filed 1994-09-20
CIK 59498

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-K/A
                               (Amendment No. 1)
             [X]  Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

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

Operating Costs and Expenses

    Direct operating expenses increased 11% from 1992 and represented 18% of net revenues versus 19% in 1992. The increase in this line item reflects increased cellular network operating expenses due to the subscriber growth and increased network size, as well as increased television news and programming expenses. Selling, general and administrative expenses increased 27% from 1992 and increased to 38% of net revenues in 1993 versus 36% in 1992. Among the factors contributing to the increase are additional marketing expenses associated with the increase in new cellular subscribers. The Company added 20% more new subscribers in 1993 than in 1992. The Company also had a large increase in costs related to cellular customer service and support. This increase reflects the Company's continuous effort to improve customer retention as well as investments made to provide efficient support for future customer growth. Depreciation increased principally due to the addition of property and equipment to expand and improve the Company's cellular systems. Depreciation will continue to grow in the future as additional capital expenditures will be required to support growth in the cellular subscriber base and to provide new cellular services including digital cellular. The Company expects amortization of intangible assets will decline somewhat beginning in 1994 as certain intangibles will become fully amortized. Any new acquisitions or dispositions of cellular interests or other changes in ownership interests will change the future level of amortization expense. During the second quarter of 1993, the Company's Dallas cellular venture adopted a plan to replace its existing analog cellular system with a new dual-mode (analog and digital) system. The provision for loss on cellular equipment represents the estimated loss to be realized upon sale of the analog cellular equipment at an amount less than its carrying value. The $4.4 million downward adjustment of this provision in the fourth quarter reflected the signing of a contract to sell the equipment to a third party.

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

    Interest expense (which includes the amortization of the financing and commitment fees) decreased $29.8 million from the 1992 amount due to lower interest rates and debt levels. The Company's weighted average interest rate on its borrowings was 4.94% during 1993 and 6.43% during 1992. This decrease was due both to reductions in the base borrowing rates as well as the applicable margin the Company pays. The reduction in borrowings was the result of scheduled principal repayments on the Bank Credit Facilities (as defined below). As required under its Bank Credit Facilities, the Company has entered into interest rate cap and swap agreements. See Note 5 to the consolidated financial statements contained elsewhere in this Form 10-K.

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

Operating Costs and Expenses

    Direct operating expenses increased 3% from 1991 and represented 19% of net revenues in 1992. The decrease in direct operating expenses as a percent of net revenues is the result of economies and efficiencies of scale in the cellular operations and control of programming and news production costs in the broadcast operations. Selling, general and administrative expenses increased 31% from 1991. As a percentage of net revenues, selling, general and administrative expenses increased to 36% for 1992 from 34% for 1991. The increase in selling, general and administrative expenses is due in part to an increase in cellular marketing expenses associated with subscriber growth as well as investments in development of direct sales operations. The Company also increased customer service and support costs as a number of measures to improve systems to support future customer growth were undertaken. Depreciation increased principally due to capital expenditures to expand and improve the Company's cellular systems.

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

    Interest expense (which includes the amortization of the financing and commitment fees) decreased $42.9 million from 1991 levels due to lower interest rates and debt levels. This interest rate decrease was due primarily to reductions in the base borrowing rates the Company pays. The reduction in borrowing was the result of scheduled principal payments on the Bank Credit Facilities. As required under its Bank Credit Facilities, the Company has entered into interest rate cap and swap agreements. See Note 5 to the consolidated financial statements contained elsewhere in this Form 10-K.

    Minority interests in net income of consolidated subsidiaries increased $4.7 million primarily due to the increase in income generated at the New York and Dallas ventures.

LIQUIDITY AND CAPITAL RESOURCES

    The Company utilizes capital primarily to expand and improve its cellular systems, to make acquisitions of cellular interests, to improve broadcasting operations and to make interest and principal payments on its indebtedness. The Company's cellular operations continue to require substantial capital to increase system capacity and coverage areas, to enable provision of new services, and to expand and improve administrative support systems. In 1993, the Company began the replacement of the existing cellular system in Dallas with a new system provided by L.M. Ericsson, the system vendor in all of the Company's other markets. This project is expected to cost approximately $100 million, of which approximately $55 million was expended during 1993. Additionally, the Company continues to invest in digital cellular equipment and in October 1993 announced the introduction of digital cellular service in the Los Angeles market. Customer trials of digital service are continuing in New York with the introduction of digital service for both New York and Dallas planned for the first half of 1994. Although the conversion to digital services requires significant initial expenditures, there are several advantages such as initially, a three-fold capacity expansion and the establishment of a platform for future service enhancement such as short message, caller ID, improved data transmission and longer phone battery life. The Company expects its additional capital expenditures in 1994 in connection with the planned expansion of digital service to be approximately $20 million and otherwise expects that it will continue to invest cash to grow its businesses at levels similar to or in excess of its 1993 investing activities. During October of 1993, the Company completed the acquisition of the Texas-17 RSA for approximately $36 million. This market is adjacent to the Houston market, which will increase the Company's coverage area in that region. The Company also has entered into an agreement to purchase the Connecticut-1 RSA adjacent to the New York market for approximately $30 million. That transaction is expected to be completed during 1994.

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

    The Company's assets are essentially divided into four pools, three of which are subject to the restrictions of the Bank Credit Facilities and the Preferred Stock. All of the Company's cellular operations other than Philadelphia are owned by LCNI and are subject to the restrictions of the Cellular Facility. All of the Company's broadcast operations other than WOOD-TV are owned by LTC and are subject to the restrictions of the Broadcast Facility. The Company's Philadelphia cellular interest, television station WOOD-TV and its GuestInformant business, all held by subsidiaries, are subject to the restrictions of the Preferred Stock (see Note 6 to the consolidated financial statements). With limited exceptions, none of the cash flows, proceeds of borrowings or proceeds from sales of assets from any of these pools are available to meet the cash needs of the other pools or of the Company in general. The Company's other assets not described above (principally its interest in a mobile satellite corporation and some of its cash) are held free of any restriction.

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

    Cash provided by operating activities totalled $219.6 million in 1993, compared to $143.3 million in 1992. The increase was primarily due to improved operating margins and decreases in amounts paid for interest, partially offset by an increase in tax payments for the year. The Company's Los Angeles cellular affiliate continues to provide a substantial contribution to the Company's operating cash flow. In the event the California economy remains weak or the business of the Los Angeles affiliate is otherwise adversely affected, the Company's cash flow could similarly be adversely affected. The Company's accounts receivable increased at a rate somewhat higher than the increase in revenues due to a combination of an increase in subscriber receivables as a result of accelerating subscriber growth near the end of the year, an increase in receivables from dealers for cellular equipment purchases and various increases in other miscellaneous receivables.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements and supplementary data, together with the report of Ernst & Young LLP, independent auditors, are included elsewhere herein. Reference is made to the "Index to Financial Statements" immediately preceding page F-1.

                                  PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
         ON FORM 8-K

(a)(1)   Financial Statements Filed

    Report of Ernst & Young LLP, Independent Auditors

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

    Report of Ernst & Young LLP, Independent Auditors
    Independent Auditors' Report
    Report of Independent Public Accountants

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


(a)(3)   Exhibits

    3.1 Restated Certificate of Incorporation of LIN Broadcasting Corporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
           1992)
    3.2    By Laws, as amended (incorporated by reference to
           Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989)
    10.1*  1969 Stock Option Plan, as amended
    10.2* Profit Sharing Plan, as amended and restated effective January 1, 1989 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
           1992)
    10.3* Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989)
    10.4 Television affiliation contract for WAND-TV with American Companies, Inc., dated February 8, 1990 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.5 Television affiliation contract for WAVY-TV with National Broadcasting Company, Inc., dated December 17, 1988 (incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989)
    10.6 Television affiliation contract for KXAS-TV with National Broadcasting Company, Inc., dated October 5, 1989, as amended (incorporated by reference to
           Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.7 Television affiliation contract for KXAN-TV with National Broadcasting Company, Inc., dated July 1, 1989, as amended (incorporated by reference to
           Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989)
    10.8 Television affiliation contract for WOTV-TV with National Broadcasting Company, Inc., dated January 1, 1981, as amended (incorporated by reference to
           Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.9 Television affiliation contract for WISH-TV with CBS, Inc., dated November 1, 1992 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.10 Television affiliation contract for WANE-TV with CBS, Inc., dated November 1, 1992 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.11 Partnership Agreement, dated as of March 18, 1983, among LIN Cellular Communications Corporation, Metromedia, Inc., and Cellular Systems, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.12 Partnership Agreement, dated as of June 22, 1983, between Los Angeles Cellular Corporation and LIN Cellular Communications Corporation (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.13 Stock Agreement, dated June 5, 1982, by and among Radio Broadcasting Company, LIN Broadcasting Corporation, LIN Cellular Communications Corporation, Metromedia, Inc., and AWACS, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.14 Amended and Restated Partnership Agreement, dated as of November 9, 1984, among LIN Cellular Communications Corporation, D/FW Signal, Inc., MCI Cellular Telephone Company, Cellular Mobile Systems, Inc., and Mid-America Cellular Systems, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.15 Amended and Restated Partnership Agreement, dated as of December 12, 1984, among Metro Mobile CTS, Cellular Systems, Inc., and Houston Mobile Cellular Communications Company (incorporated by reference to
           Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.16 Partnership Agreement, dated as of December 12, 1984, among American Mobile Communications of Houston and the Gulf, Houston Cellular Corporation, LIN Cellular Communications Corporation, MCI Cellular Telephone Company, Charisma Communications Corp. of the Southwest, and Cellular Mobile Systems of Texas, Inc. (incorporated by reference to Exhibit
           10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.17 Partnership Agreement, dated as of September 1991, by and between Galveston Mobile Corporation and LIN Cellular Communications Corporation (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.18 Agreement, dated December 11, 1989, between the Company, MMM Holdings, Inc. and McCaw Cellular Communications, Inc. (incorporated by reference to Exhibit (c)(6) to Amendment No. 24 to Schedule 14D-1 and Amendment No. 30 to Schedule 13D relating to the Offer filed by MMM Holdings, Inc. and McCaw with the Securities and Exchange Commission on December 12,
           1989)
    10.19 Private Market Value Guarantee, dated December 11, 1989, between the Company and McCaw Cellular Communications, Inc. (incorporated by reference to Exhibit (c)(7) to Amendment No. 24 to Schedule 14D-1 and Amendment No. 30 to Schedule 13D relating to the Offer filed by MMM Holdings, Inc. and McCaw with the Securities and Exchange Commission on December 12,
           1989)
    10.20 Exercise, dated October 27, 1989, of the Company's Rights of First Refusal to Acquire the Interests of Metromedia Company in Metro One Cellular Telephone Company, and Agreement of Purchase and Sale, dated October 3, 1989, by and between McCaw Cellular Communications, Inc. and Metromedia Company (incorporated by reference to Exhibit 10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989)
    10.21* Form of Severance Agreement between the Company and
           Certain Officers of the Company (incorporated by reference to Exhibit 10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989)
    10.22 Credit Agreement, dated as of August 1, 1990, among LIN Cellular Network, Inc., Morgan Guaranty Trust Company of New York and the Lenders Named therein (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990)
    10.23 Credit Agreement, dated as of August 1, 1990, among LIN Television Corporation, The Toronto-Dominion Bank Trust Company, and the Lenders Named therein (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990)
    10.24 Agreement for Change-Out System, dated as of October 2, 1990, among Ericsson Radio Systems Inc., Ericsson GE Mobile Communications Holding Inc. and Cellular Telephone Company (incorporated by reference to
           Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990)
    10.25 Stock Acquisition Agreement, dated as of May 7, 1990, between LCH Cellular, Inc. and Metromedia Company (incorporated by reference to Exhibit (b)(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990)
    10.26 Restated Certificate of Incorporation of LCH Communications, Inc. (formerly LCH Cellular, Inc.) (incorporated by reference to Exhibit (b)(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990)
    10.27 Stockholders Agreement, dated as of August 10, 1990, among Metromedia Company, LCH Holdings, Inc. and LCH Communications, Inc. (incorporated by reference to Exhibit (b)(iii) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990)
    10.28* Employee Stock Purchase Plan (incorporated by
           reference to Exhibit 4.3 to the Company's
           Registration Statement on Form S-8 dated March 13, 1991 (Registration No. 33-39282))
    10.29* Employment Agreement, dated as of October 17, 1990
           of Gary Chapman (incorporated by reference to
           Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991)
    10.30* Employment Agreement, dated as of April 16, 1991, of
           Donald Guthrie (incorporated by reference to Exhibit
           10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991)
    10.31* LIN Broadcasting Corporation Retirement Plan, as
           amended and restated as of January 1, 1989
           (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991). Amendment thereto dated January 1, 1993 (incorporated by reference to
           Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)
    10.32* LIN Broadcasting Corporation Supplemental Benefit
           Retirement Plan dated January 1, 1990 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.33* LIN Broadcasting Corporation 401(K) Plan & Trust,
           dated as of July 1, 1991 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991)
    10.34* LIN Employee Plans, established in connection with
           the McCaw-AT&T Merger Agreement
    10.35* LIN Broadcasting Deferred Compensation Plan, dated
           December 15, 1993.
    21     Subsidiaries of the Registrant
    23.1   Consent of Ernst & Young LLP**
    23.2   Consent of Deloitte & Touche
    23.3   Consent of Arthur Andersen & Co.
    24     Powers of Attorney with respect to Certain
           Signatures

    ------------------------------
    *   Management contract or compensatory plan or arrangement.
    **  Filed herewith.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended
        December 31, 1993.
                                SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LIN BROADCASTING CORPORATION


                                   By: DONALD GUTHRIE
                                       ----------------------
                                       Donald Guthrie
                                       Senior Vice President-
                                       Finance
                                       September 20, 1994

                       INDEX TO FINANCIAL STATEMENTS
                                                           Page

 Report of Ernst & Young LLP, Independent Auditors..........F-1

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

 Report of Ernst & Young LLP, Independent Auditors.........F-31
 Independent Auditors' Report..............................F-32
 Report of Independent Public Accountants..................F-33

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

           REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


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

                                          ERNST & YOUNG LLP
Seattle, Washington
February 4, 1994

               LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1993 AND 1992
                          (Dollars in thousands)

ASSETS                                    1993           1992
- - ----------------------------------------------------------------
Current Assets:
  Cash and cash equivalents             $86,366        $102,909
  Marketable securities                  16,465          19,586
  Accounts receivable, less allowance
     for doubtful accounts
     (1993-$18,138; 1992-$13,398)       156,784         122,749
  Film contract rights, prepaid
     expenses and other
     current assets                      21,960          18,334
- - ----------------------------------------------------------------
       Total current assets             281,575         263,578
- - ----------------------------------------------------------------
Property and equipment, at cost,
  less accumulated depreciation         405,762         348,179
Other noncurrent assets                  61,807          68,911
Investments in and advances to
  unconsolidated affiliates             264,172         244,317
Cellular FCC licenses, less
  accumulated amortization
  (1993-$148,672; 1992-$104,962)      1,627,371       1,634,202
Other intangible assets,
  less accumulated amortization
  (1993-$145,853; 1992-$109,355)        268,836         303,723
- - ----------------------------------------------------------------
Total Assets                         $2,909,523      $2,862,910
================================================================


                                (continued)

               LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (continued)
                        DECEMBER 31, 1993 AND 1992
                          (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' DEFICIT     1993           1992
- - ----------------------------------------------------------------

Current Liabilities:
  Current portion of long-term debt    $146,891         $75,344
  Accrued income taxes                   34,241          42,828
  Accounts payable                       37,975          39,169
  Unearned revenues                      25,880          20,000
  Accrued interest payable                2,685           5,444
  Payable to McCaw                       16,064          12,261
  Other accruals                         87,108          75,112
- - ----------------------------------------------------------------

       Total current liabilities        350,844         270,158
- - ----------------------------------------------------------------

Long-term debt                        1,551,447       1,694,338
Deferred income taxes                   735,049         708,402
Film contract obligations and
  other noncurrent liabilities            13,091         11,919
Minority interests in equity of
  consolidated subsidiaries              56,209          53,881
Redeemable preferred stock of
  a subsidiary                        1,305,248       1,170,948

Stockholders' Deficit:
  Common stock, $.01 par value,
     150,000,000 shares
     authorized, 55,329,000
     shares issued                          553             553
  Paid-in capital                       224,689         222,081
  Deficit                            (1,150,205)     (1,089,478)
- - ----------------------------------------------------------------

                                       (924,963)       (866,844)
- - ----------------------------------------------------------------

Less common stock in treasury,
  at cost (1993-3,826,000 shares;
  1992-3,904,000 shares)                177,402         179,892
- - ----------------------------------------------------------------

     Total stockholders' deficit     (1,102,365)     (1,046,736)
- - ----------------------------------------------------------------

Total Liabilities and
  Stockholders' Deficit              $2,909,523      $2,862,910
================================================================

                          See accompanying notes.

                            LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                          (Dollars in thousands, except per share amounts)
                                                  1993           1992           1991
- - --------------------------------------------------------------------------------------
Net Revenues                                   $688,557        $572,521      $468,137

Operating Costs and Expenses:

  Direct operating                              123,081         110,966       107,750
  Selling, general and administrative           261,549         205,365       157,267
  Corporate expenses                              8,340           7,571        12,714
  Depreciation                                   45,940          39,676        29,869
  Amortization of intangible assets              79,190          78,928        79,107
  Provision for loss on
     cellular equipment                          42,152             --            --
- - --------------------------------------------------------------------------------------
                                                560,252         442,506       386,707
- - --------------------------------------------------------------------------------------
Operating Income                                128,305         130,015        81,430
- - --------------------------------------------------------------------------------------
Other Income (Expenses):

  Equity in income of unconsolidated
     affiliates                                 103,125          96,977        82,338
  Investment and other income                     7,015           9,295        12,367
  Litigation settlement                             --            7,032           --
  Interest expense                              (95,407)       (125,218)     (168,113)
- - --------------------------------------------------------------------------------------
                                                 14,733         (11,914)      (73,408)
- - --------------------------------------------------------------------------------------
Income Before Income Tax Expense,

  Minority Interests and Cumulative

  Effect of the Change in Accounting
  for Income Taxes                              143,038         118,101         8,022

Income Tax Expense                               65,569          33,897         3,888
- - --------------------------------------------------------------------------------------
                                            (continued)

                          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                          (Dollars in thousands, except per share amounts)
                                                  1993           1992           1991
- - --------------------------------------------------------------------------------------
Income Before Minority Interests
  and Cumulative Effect of
  the Change in Accounting
  for Income Taxes                               77,469          84,204         4,134
Minority Interests:
  In net income of consolidated
     subsidiaries                                (3,896)        (18,856)      (14,130)
  Provision for preferred stock
     dividends of a subsidiary                 (134,300)       (134,300)     (134,300)
- - --------------------------------------------------------------------------------------
Loss Before Cumulative Effect of
  the Change in Accounting for
  Income Taxes                                  (60,727)        (68,952)     (144,296)
- - --------------------------------------------------------------------------------------
Cumulative Effect of the
  Change in Accounting

  for Income Taxes                                  --              --       (693,835)
- - --------------------------------------------------------------------------------------
Net Loss                                       ($60,727)       ($68,952)    ($838,131)
======================================================================================

Per share amounts:

  Loss before cumulative effect of
     the change in accounting for
     income taxes                                ($1.18)         ($1.34)       ($2.81)
  Cumulative effect of the change
     in accounting for income taxes                 --              --         (13.50)
- - --------------------------------------------------------------------------------------
  Net loss                                       ($1.18)         ($1.34)      ($16.31)
======================================================================================
                                      See accompanying notes.

                                           LIN BROADCASTING CORPORATION AND
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT
                                       FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                      (Dollars in thousands)

                                                                                                            Total
                                                       Common      Paid-in                  Treasury     Stockholders'
                                                       Stock       Capital      Deficit       Stock         Deficit
- - ----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1990                             $553       $220,754    ($182,395)    ($181,246)    ($142,334)
Net loss                                                 --             --     (838,131)           --      (838,131)
3,630 shares purchased for
  treasury                                               --             --           --          (193)         (193)
30,263 shares issued from
  treasury for stock option exercises
  and related tax benefits                               --          1,012           --         1,073         2,085
- - ----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1991                              553        221,766   (1,020,526)     (180,366)     (978,573)
Net loss                                                 --             --      (68,952)           --       (68,952)
17,911 shares purchased for
  treasury                                               --             --           --        (1,429)       (1,429)
39,192 shares issued from treasury
  for employee stock purchase plan,
  stock option exercises and
  related tax benefits                                   --            315           --         1,903         2,218
- - ----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992                              553        222,081   (1,089,478)     (179,892)   (1,046,736)
Net loss                                                 --             --      (60,727)           --       (60,727)
19,218 shares purchased for
  treasury                                               --             --           --        (1,798)       (1,798)
97,040 shares issued from treasury
  for employee stock purchase plan,
  stock option exercises and
  related tax benefits                                   --          2,608           --         4,288         6,896
- - ----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                             $553       $224,689  ($1,150,205)    ($177,402)  ($1,102,365)
- - ----------------------------------------------------------------------------------------------------------------------
                                                     See accompanying notes.

                          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                       (Dollars in thousands)
                                                  1993           1992           1991
- - --------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Loss                                       ($60,727)       ($68,952)    ($838,131)
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
  Depreciation and amortization                 125,130         118,604       108,976
  Amortization of cost associated
     with long-term debt                          9,793          10,477        10,002
  Litigation settlement                             --           (5,900)          --
  Provision for loss on cellular equipment       42,152             --            --
  Minority interests in net income of
     consolidated subsidiaries                    3,896          18,856        14,130
  Provision for preferred stock dividends       134,300         134,300       134,300
  Provision for losses on accounts
     receivable                                  14,359          14,930        13,130
  Cumulative effect of accounting change            --              --        693,835
  Equity in income of unconsolidated
     affiliates                                (103,125)        (96,977)      (82,338)
  Changes in operating assets
  and liabilities:
     Increase in accounts receivable            (48,394)        (34,554)      (34,858)
     Decrease in federal tax receivable             --              --         47,825
     Increase in other current assets            (3,626)         (2,580)       (3,545)
     Cash received from equity investees         67,447          70,927        45,295
     Increase (decrease) in accrued
       income taxes                              (8,587)          8,359        12,543
    Increase (decrease) in other
       current liabilities                       24,041          (2,346)       37,488
    Increase (decrease) in deferred
       income taxes                              26,647          (6,563)       (9,971)
    Decrease in minority interests               (1,568)         (9,268)         (646)
    Other, net                                   (2,184)         (6,017)       14,564
- - --------------------------------------------------------------------------------------
         Total adjustments                      280,281         212,248     1,000,730
- - --------------------------------------------------------------------------------------
       Net cash provided by
         operating activities                   219,554         143,296       162,599
                                            (continued)

                 LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                       (Dollars in thousands)
                                                  1993           1992           1991
- - --------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Proceeds from sales of
     marketable securities                       46,677          34,780        63,657
  Purchases of marketable securities            (43,705)        (22,260)      (85,938)
  Capital expenditures                         (150,475)        (71,505)     (166,521)
  Cellular acquisitions                         (36,879)            --            --
  Investments in and advances
     to/from unconsolidated
     affiliates, net                             15,854         (26,709)      (13,476)
- - --------------------------------------------------------------------------------------
       Net cash used for investing
         activities                           ($168,528)       ($85,694)    ($202,278)
- - --------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Proceeds from long-term bank loans              $ --            $ --       $120,000
  Repayment of long-term bank loans             (71,344)        (31,818)      (58,500)
  Proceeds from common stock issued
     for stock purchase plan, stock options
     and related tax benefits                     5,573           1,923         1,206
  Purchase of common stock for treasury          (1,798)         (1,429)         (193)
- - --------------------------------------------------------------------------------------
     Net cash provided by (used for)
       financing activities                     (67,569)        (31,324)       62,513
- - --------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                              (16,543)         26,278         22,834

- - --------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning
  of Year                                       102,909          76,631         53,797

- - --------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year        $86,366        $102,909        $76,631

- - --------------------------------------------------------------------------------------

                                            (Continued)

                                 LIN BROADCASTING CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                       (Dollars in thousands)


                                                  1993           1992           1991
- - --------------------------------------------------------------------------------------


                         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid (received) for:


Interest                                        $88,373        $119,823       $162,251


Income taxes                                    $47,612         $34,384      ($47,216)











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

INTEREST RATE CAP AND SWAP AGREEMENTS: The costs of interest rate cap agreements are capitalized and charged to interest expense over the lives of the related contracts. See Note 5 for additional discussion.

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

In order to comply with covenants under its Bank Credit
Facilities and to provide protection against rising interest rates, the Company entered into interest rate cap agreements with notional amounts of $840 million, $1.35 billion and $1.35 billion as of December 31, 1993, 1992 and 1991, respectively. The rate cap agreements in effect as of December 31, 1993 have expiration dates ranging from August 1994 to January 1997. All of the interest rate caps were based on three month LIBOR and have strike rates ranging from 8%-9%. During the past three years, the prevailing market rates have been below the rate caps in effect, thus the only effect on the Company's interest expense

               LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -- Long-Term Debt (continued)

has been the amortization of the cost of the caps of $1,951, $2,669 and $2,205 during the years ended December 31, 1993, 1992 and 1991, respectively. The Company was also party to one interest rate swap agreement with a notional amount of $50 million which expired in February 1994. Under the swap agreement, the Company paid a fixed interest rate of 7.8% plus applicable margin.

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


LCH is required to redeem the Preferred Stock in the year 2000
(if not redeemed prior to such time) at a price comparable to that described above. In certain circumstances, the holder of the Preferred Stock may require the corporate parent of LCH to purchase the Preferred Stock. The terms of the Stock Acquisition Agreement executed pursuant to the issuance of the Preferred
Stock contain numerous covenants pertaining to LCH which, among other things, include restrictions on (i) the incurrence of debt,
(ii) liens, (iii) forgiveness of debt, (iv) mergers, etc., (v) disposition of assets and (vi) dispositions of certain stock. Management estimates the fair value of the Preferred Stock at

               LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -- Redeemable Preferred Stock of a Subsidiary (continued)

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


                                      (in thousands)
                                  1993      1992      1991
                                  ----      ----      ----
Expense
 assuming federal
 statutory rate                $50,064     $40,154     $2,726
Equity investments              (5,672)     (4,169)    (3,770)
State and local taxes, net of
 federal tax benefit             3,110       6,582      4,150
Tax expense not
 provided on minority
 partners' share of
 income                          1,027      (4,734)    (3,343)
Change in statutory tax
 rate from 34% to 35%           15,335          --         --
Other                            1,705      (3,936)     4,125
                               --------    --------    -------
Total income tax
 expense                       $65,569     $33,897     $3,888
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

The Company and its subsidiaries are from time to time defendants in and are threatened with various legal proceedings arising from their regular business activities. Management, after consulting with legal counsel, does not expect that the ultimate results of these legal proceedings will have a material adverse effect on the financial position, results of operations or the cash flows of the Company.


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


           REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

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

In our opinion, based on our audits and the reports of other auditors, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Ventures at December 31, 1993 and 1992, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
                                        ERNST & YOUNG LLP
Seattle, Washington
February 4, 1994

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

                                        ARTHUR ANDERSEN & CO.


Philadelphia, Pa.,
February 23, 1994

         LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                          COMBINED BALANCE SHEETS
                        DECEMBER 31, 1993 AND 1992
                          (Dollars in thousands)

ASSETS                                    1993            1992
- - ----------------------------------------------------------------
Current assets:

  Cash and cash equivalents             $54,357         $40,815
  Accounts receivable, less
     allowance for doubtful
     accounts (1993-$9,829;
     1992-$14,440)                      111,723           84,926

   Prepaid expenses and other            17,497           11,812

- - ----------------------------------------------------------------
   Total current assets                 183,577          137,553

- - ----------------------------------------------------------------
Property and equipment, at
  cost, less accumulated
  depreciation                          452,447          417,297

Other assets                              2,108            1,143

Cellular FCC licenses, less
  accumulated amortization
  (1993-$506)                            13,564               --

Organization costs, less
  accumulated amortization
  (1993-$6,785; 1992-$5,780)              3,265            4,270

Due from majority stockholder
  of AWACS                               16,387               --

Notes receivable, less allowance
  for doubtful accounts
  (1993-$150; 1992-$198)                    281             966
- - ----------------------------------------------------------------
Total assets                           $671,629         $561,229

================================================================

                                (continued)

         LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                    COMBINED BALANCE SHEETS (continued)
                        DECEMBER 31, 1993 AND 1992
                          (Dollars in thousands)



LIABILITIES AND EQUITY                    1993             1992
- - ----------------------------------------------------------------


Current liabilities:
  Accounts payable                      $37,801          $22,378

  Accrued expenses                       39,180           27,889

  Unearned revenues                      27,610           16,818

  Commissions payable                    14,439           10,868

  Notes payable                           2,946              --

  Other current liabilities               6,000            5,199

- - ----------------------------------------------------------------
     Total current liabilities          127,976           83,152

- - ----------------------------------------------------------------
Notes payable to affiliates              63,126           93,827

Investment in affiliate                  32,302           22,369

Deferred income taxes                     4,236           13,434

Other long-term liabilities               1,286            1,302


Equity:

  Contributed capital                    78,690          63,817
  Excess cost of limited
     partnership interest               (70,384)         (70,384)
   Retained earnings                    434,397          353,712

- - ----------------------------------------------------------------
    Total equity                        442,703          347,145

- - ----------------------------------------------------------------
Total liabilities and equity           $671,629         $561,229

================================================================

                          See accompanying notes.

                      LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                                   COMBINED STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                       (Dollars in thousands)
                                                  1993           1992           1991
- - --------------------------------------------------------------------------------------
Net Revenues                                   $704,550        $606,277      $494,549

Operating Costs and Expenses:
  Direct operating                               75,140          60,732        51,698
  Selling, general and administrative           277,040         236,597       185,098
  Depreciation and amortization                  69,833          52,595        41,684
- - --------------------------------------------------------------------------------------
                                                422,013         349,924       278,480
- - --------------------------------------------------------------------------------------
Operating Income                                282,537         256,353      216,069
- - --------------------------------------------------------------------------------------

Other Income (Expense):
  Interest expense                               (8,138)         (3,901)       (2,558)
  Investment income                               2,578           1,685         2,245
  Provision for loss on cellular
     equipment                                       --          (4,604)           --
  Litigation settlements                        (12,254)             --            --
  Equity in loss of affiliate                    (9,933)         (2,985)           --
- - --------------------------------------------------------------------------------------
                                                (27,747)         (9,805)         (313)
Income Before Provision for Income
  Taxes and Cumulative Effect
  of Accounting Changes                         254,790         246,548       215,756

Provision for Income Taxes                       11,247           8,464         7,977
- - --------------------------------------------------------------------------------------
Income before Cumulative Effect
  of Accounting Changes                         243,543         238,084       207,779
Cumulative Effect of Accounting Changes          12,142              --            --
- - --------------------------------------------------------------------------------------
Net Income                                     $255,685        $238,084      $207,779
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

                                                  Excess Cost
                                                  of Limited
                                   Contributed    Partnership      Retained     Total
                                     Capital       Interest        Earnings     Equity
- - ------------------------------------------------------------------------------------------

Balance at December 31, 1990        $61,137           $ --        $221,074     $282,211
Net income                               --             --         207,779      207,779
Distributions to partners                --             --        (122,350)    (122,350)

Balance at December 31, 1991         61,137             --         306,503      367,640
Net income                               --             --         238,084      238,084
Distributions to partners                --             --        (185,945)    (185,945)
Acquisition of interest in
  Garden State Cable                     --        (70,384)             --      (70,384)
Acquisition of interest in
  Galveston Cellular
  Telephone Company                   2,680             --          (4,930)      (2,250)
- - ------------------------------------------------------------------------------------------

Balance at December 31, 1992         63,817        (70,384)        353,712      347,145
Net income                               --             --         255,685      255,685
Distributions to partners                --             --        (175,000)    (175,000)
Contributions                           809             --              --          809
In kind contribution of Cellular
  FCC license                        14,064             --              --       14,064
- - ------------------------------------------------------------------------------------------

Balance at December 31, 1993        $78,690       ($70,384)       $434,397     $442,703
==========================================================================================




                                      See accompanying notes.

                      LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                                 COMBINED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                       (Dollars in thousands)

                                                  1993           1992           1991
- - --------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net income                                     $255,685        $238,084      $207,779
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization                  69,833          52,595        41,684
  Equity in loss of affiliate                     9,933           2,985           --
  Non-cash interest expense                       6,006           1,403           --
  Provision for losses on accounts
     receivable                                  20,945          21,127        13,506
  Provision for loss of cellular equipment          --            4,604           --
  Cumulative effect of accounting changes       (12,142)            --            --
  Changes in operating assets and
     liabilities
     Increase in accounts receivable            (47,742)        (29,300)      (31,058)
     Increase (decrease) in accounts payable     15,423          (6,129)        8,943
     Increase in accrued expenses                11,295           5,467         1,536
     Increase in unearned revenues               10,792           3,445         2,896
     Increase in commissions payable              3,571           2,553         1,808
     Increase in deferred income taxes            3,319           3,244         2,763
     Other, net                                  (5,093)         (1,069)       (3,684)
- - --------------------------------------------------------------------------------------

         Total adjustments                       86,140          60,925        38,394
- - --------------------------------------------------------------------------------------
       Net cash provided by
         operating activities                   341,825         299,009       246,173


                                            (continued)

                      LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                                 COMBINED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                       (Dollars in thousands)

                                                  1993           1992           1991
- - --------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

  Advances to/from majority
     stockholder of AWACS                       (16,387)          9,259          (710)
  Capital expenditures                         (103,944)       (112,573)     (126,250)
- - --------------------------------------------------------------------------------------
       Net cash used for
         investing activities                  (120,331)       (103,314)     (126,960)

FINANCING ACTIVITIES:

  Proceeds from (repayment of)
     revolving credit notes                         --           (3,800)        3,800
  Proceeds from (repayment of)
     notes payable to partners                  (33,761)         10,478        10,000
  Contributions from partners                       809             --            --
  Distributions paid to partners               (175,000)       (185,945)     (122,350)
- - --------------------------------------------------------------------------------------
       Net cash used for
         financing activities                  (207,952)       (179,267)     (108,550)
- - --------------------------------------------------------------------------------------
Net Increase in Cash and
  Cash Equivalents                               13,542          16,428        10,663
- - --------------------------------------------------------------------------------------
Cash and Cash Equivalents at
  Beginning of Year                              40,815          24,387        13,724
- - --------------------------------------------------------------------------------------
Cash and Cash Equivalents at
  End of Year                                   $54,357         $40,815       $24,387
=======================================================================================


                                            (continued)

                      LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                                 COMBINED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                       (Dollars in thousands)


                         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                                  1993           1992           1991
- - --------------------------------------------------------------------------------------

Cash paid for:

Income taxes                                     $4,900          $6,600        $5,300

Interest
  Partners                                        1,478           3,422         2,411
  Others                                            242             540           414

Noncash investing and financing activities:

On September 30, 1992, an indirect subsidiary of AWACS issued a note for $51 million to purchase from the majority stockholder of AWACS a 40% limited partnership interest in
Garden State Cablevision L.P. (see Note 5 to the combined financial statements).

In October 1992, a subsidiary of LIN, together with a third party, acquired an approximate
56% interest in the parent company of Galveston Cellular Telephone Company.  In 1993, the
cost basis of this acquisition was pushed-down to the books of Galveston Cellular
Telephone Company.


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

                                                       Voting/
Name and Location                         Equity      Management
- - -----------------------------------------------------------------
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

                           LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                   SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                       (Dollars in thousands)


                                                  1993           1992           1991
- - ------------------------------------------------------------------------------------------

Balance at Beginning of Year                    $13,398         $11,869       $12,518

Additions:
  Charged to income                              14,359          14,930        13,130
  Recoveries                                      7,939           4,911         3,836

Deductions:
  Accounts written off                           17,558          18,312        17,615
- - ------------------------------------------------------------------------------------------

Balance at End of Year                          $18,138         $13,398       $11,869
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
                                   Beginning of                   Amounts        Amounts     Balance at End of Year
                                      Year        Additions      Collected      Written Off  Current     Not current
- - -----------------------------------------------------------------------------------------------------------------------
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
    Promissory note, bearing
    interest at prime, due
    9/30/94 if not previously called


                      LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                           SCHEDULE IV - INDEBTEDNESS TO RELATED PARTIES
                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                       (Dollars in thousands)
                                   Balance at
                                   Beginning of                               Balance at
                                     Year          Additions     Deductions   End of Year
- - ------------------------------------------------------------------------------------------

Year Ended December 31, 1993:

  LIN Cellular Communications       $20,220             --          $18,563        $1,657  (1)
  American Cellular
     Communications                  15,726             --           14,437         1,289  (1)
  Galveston Mobile Partnership        5,478             --              761         4,717
  Comcast Cellular                   52,403          6,006               --        58,409
- - ------------------------------------------------------------------------------------------
       Totals                       $93,827         $6,006         $33,761        $66,072
==========================================================================================

Year Ended December 31, 1992:

  LIN Cellular Communications       $17,407         $2,813           $  --        $20,220
  American Cellular
     Communications                  13,539          2,187              --         15,726
  Galveston Mobile Partnership           --          5,478              --          5,478
  Comcast Cellular                       --         52,403              --         52,403
- - ------------------------------------------------------------------------------------------
       Totals                       $30,946        $62,881         $    --       $93,827
==========================================================================================

Year Ended December 31, 1991:

  LIN Cellular Communications       $11,782         $5,625         $    --       $17,407
  American Cellular
     Communications                   9,164          4,375              --        13,539
- - ------------------------------------------------------------------------------------------
       Totals                       $20,946        $10,000         $    --       $30,946
==========================================================================================

(1)  Classified as short term.
See Notes 4 and 5 regarding terms of indebtedness.

                                       LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                                                  SCHEDULE V - PROPERTY AND EQUIPMENT
                                         FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                        (Dollars in thousands)
                                        Balance at                                                       Balance at
                                        Beginning of                   Retirements                          End of
                                           Year         Additions        or Sales     Reclassifications      Year
- - ----------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993:

  Land                                    $1,271           $168             $60                --            $1,379
  Buildings and improvements               5,084          1,499              --                --            $6,583
  Cellular equipment                     511,993         71,081           6,419                --          $576,655
  Other                                   40,093         32,770           1,866                --           $70,997
- - ----------------------------------------------------------------------------------------------------------------------
      Totals                            $558,441       $105,518          $8,345                --          $655,614
======================================================================================================================

Year Ended December 31, 1992:

  Land                                      $518           $753          $  --             $  --             $1,271
  Buildings and improvements               3,321          1,763             --                --              5,084
  Cellular equipment                     409,385        106,982          20,054            15,680           511,993
  Other                                   46,970         13,932           5,129           (15,680)           40,093
- - ----------------------------------------------------------------------------------------------------------------------
  Totals                                $460,194       $123,430         $25,183                $0          $558,441
======================================================================================================================

Year Ended December 31, 1991:

  Land                                      $395           $123          $  --             $  --               $518
  Buildings and improvements               1,487          2,161             327               --              3,321
  Cellular equipment                     321,188         88,197             --                --            409,385
  Other                                   33,688         13,379              97               --             46,970
- - ----------------------------------------------------------------------------------------------------------------------
  Totals                                $356,758       $103,860            $424            $  --           $460,194
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


                                        Balance at                                    Balance at
                                        Beginning of                   Retirements       End of
                                           Year         Additions        or Sales         Year
- - ---------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993:

  Buildings and improvements              $1,200           $969              $6            $2,163
  Cellular equipment                     129,640         58,040           1,994           185,686
  Other                                   10,304          6,301           1,287            15,318
- - ---------------------------------------------------------------------------------------------------------
  Totals                                $141,144        $65,310          $3,287          $203,167
=========================================================================================================

Year Ended December 31, 1992:

  Buildings and improvements                $633           $567          $   --            $1,200
  Cellular equipment                      93,219         47,272          10,851           129,640
  Other                                    6,628          4,185             509            10,304
- - ---------------------------------------------------------------------------------------------------------
  Totals                                $100,480        $52,024         $11,360          $141,144
=========================================================================================================

Year Ended December 31, 1991:

  Buildings and improvements                $307           $377             $51              $633
  Cellular equipment                      56,192         37,027              --            93,219
  Other                                    3,711          2,970              53             6,628
- - ---------------------------------------------------------------------------------------------------------
  Totals                                 $60,210        $40,374            $104          $100,480
=========================================================================================================



                        LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                     SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                         (Dollars in thousands)


                                                  1993           1992           1991
- - ------------------------------------------------------------------------------------------

Balance at Beginning of Year                    $14,638         $11,309       $10,387

Additions:
  Charged to income                              20,945          21,127        13,506
  Recoveries                                      5,551           7,400         3,255

Deductions:
  Accounts written off                           31,155          25,198        15,839
- - ------------------------------------------------------------------------------------------

Balance at End of Year                           $9,979   (1)   $14,638   (2) $11,309
=========================================================================================

(1)  Includes $150 classified as long-term.
(2)  Includes $198 classified as long-term.


                        LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                         SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                         (Dollars in thousands)



                                                  1993           1992           1991
- - ------------------------------------------------------------------------------------------

Taxes - other than payroll and income taxes:
  Property                                       $8,960         $13,322        $6,054
  Other                                           1,866           1,578         1,150

Advertising                                      29,719          19,459        15,017





Other items are not presented as such amounts are less than 1% of net revenues.

                               EXHIBIT INDEX


    3.1 Restated Certificate of Incorporation of LIN Broadcasting Corporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
           1992)
    3.2    By Laws, as amended (incorporated by reference to
           Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989)
    10.1*  1969 Stock Option Plan, as amended
    10.2* Profit Sharing Plan, as amended and restated effective January 1, 1989 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
           1992)
    10.3* Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989)
    10.4 Television affiliation contract for WAND-TV with American Companies, Inc., dated February 8, 1990 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.5 Television affiliation contract for WAVY-TV with National Broadcasting Company, Inc., dated December 17, 1988 (incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989)
    10.6 Television affiliation contract for KXAS-TV with National Broadcasting Company, Inc., dated October 5, 1989, as amended (incorporated by reference to
           Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.7 Television affiliation contract for KXAN-TV with National Broadcasting Company, Inc., dated July 1, 1989, as amended (incorporated by reference to
           Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989)
    10.8 Television affiliation contract for WOTV-TV with National Broadcasting Company, Inc., dated January 1, 1981, as amended (incorporated by reference to
           Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.9 Television affiliation contract for WISH-TV with CBS, Inc., dated November 1, 1992 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.10 Television affiliation contract for WANE-TV with CBS, Inc., dated November 1, 1992 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.11 Partnership Agreement, dated as of March 18, 1983, among LIN Cellular Communications Corporation, Metromedia, Inc., and Cellular Systems, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.12 Partnership Agreement, dated as of June 22, 1983, between Los Angeles Cellular Corporation and LIN Cellular Communications Corporation (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.13 Stock Agreement, dated June 5, 1982, by and among Radio Broadcasting Company, LIN Broadcasting Corporation, LIN Cellular Communications Corporation, Metromedia, Inc., and AWACS, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.14 Amended and Restated Partnership Agreement, dated as of November 9, 1984, among LIN Cellular Communications Corporation, D/FW Signal, Inc., MCI Cellular Telephone Company, Cellular Mobile Systems, Inc., and Mid-America Cellular Systems, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.15 Amended and Restated Partnership Agreement, dated as of December 12, 1984, among Metro Mobile CTS, Cellular Systems, Inc., and Houston Mobile Cellular Communications Company (incorporated by reference to
           Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.16 Partnership Agreement, dated as of December 12, 1984, among American Mobile Communications of Houston and the Gulf, Houston Cellular Corporation, LIN Cellular Communications Corporation, MCI Cellular Telephone Company, Charisma Communications Corp. of the Southwest, and Cellular Mobile Systems of Texas, Inc. (incorporated by reference to Exhibit
           10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.17 Partnership Agreement, dated as of September 1991, by and between Galveston Mobile Corporation and LIN Cellular Communications Corporation (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.18 Agreement, dated December 11, 1989, between the Company, MMM Holdings, Inc. and McCaw Cellular Communications, Inc. (incorporated by reference to Exhibit (c)(6) to Amendment No. 24 to Schedule 14D-1 and Amendment No. 30 to Schedule 13D relating to the Offer filed by MMM Holdings, Inc. and McCaw with the Securities and Exchange Commission on December 12,
           1989)
    10.19 Private Market Value Guarantee, dated December 11, 1989, between the Company and McCaw Cellular Communications, Inc. (incorporated by reference to Exhibit (c)(7) to Amendment No. 24 to Schedule 14D-1 and Amendment No. 30 to Schedule 13D relating to the Offer filed by MMM Holdings, Inc. and McCaw with the Securities and Exchange Commission on December 12,
           1989)
    10.20 Exercise, dated October 27, 1989, of the Company's Rights of First Refusal to Acquire the Interests of Metromedia Company in Metro One Cellular Telephone Company, and Agreement of Purchase and Sale, dated October 3, 1989, by and between McCaw Cellular Communications, Inc. and Metromedia Company (incorporated by reference to Exhibit 10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989)
    10.21* Form of Severance Agreement between the Company and
           Certain Officers of the Company (incorporated by reference to Exhibit 10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989)
    10.22 Credit Agreement, dated as of August 1, 1990, among LIN Cellular Network, Inc., Morgan Guaranty Trust Company of New York and the Lenders Named therein (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990)
    10.23 Credit Agreement, dated as of August 1, 1990, among LIN Television Corporation, The Toronto-Dominion Bank Trust Company, and the Lenders Named therein (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990)
    10.24 Agreement for Change-Out System, dated as of October 2, 1990, among Ericsson Radio Systems Inc., Ericsson GE Mobile Communications Holding Inc. and Cellular Telephone Company (incorporated by reference to
           Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990)
    10.25 Stock Acquisition Agreement, dated as of May 7, 1990, between LCH Cellular, Inc. and Metromedia Company (incorporated by reference to Exhibit (b)(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990)
    10.26 Restated Certificate of Incorporation of LCH Communications, Inc. (formerly LCH Cellular, Inc.) (incorporated by reference to Exhibit (b)(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990)
    10.27 Stockholders Agreement, dated as of August 10, 1990, among Metromedia Company, LCH Holdings, Inc. and LCH Communications, Inc. (incorporated by reference to Exhibit (b)(iii) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990)
    10.28* Employee Stock Purchase Plan (incorporated by
           reference to Exhibit 4.3 to the Company's
           Registration Statement on Form S-8 dated March 13, 1991 (Registration No. 33-39282))
    10.29* Employment Agreement, dated as of October 17, 1990
           of Gary Chapman (incorporated by reference to
           Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991)
    10.30* Employment Agreement, dated as of April 16, 1991, of
           Donald Guthrie (incorporated by reference to Exhibit
           10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991)
    10.31* LIN Broadcasting Corporation Retirement Plan, as
           amended and restated as of January 1, 1989
           (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991). Amendment thereto dated January 1, 1993 (incorporated by reference to
           Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)
    10.32* LIN Broadcasting Corporation Supplemental Benefit
           Retirement Plan dated January 1, 1990 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
    10.33* LIN Broadcasting Corporation 401(K) Plan & Trust,
           dated as of July 1, 1991 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991)
    10.34* LIN Employee Plans, established in connection with
           the McCaw-AT&T Merger Agreement
    10.35* LIN Broadcasting Deferred Compensation Plan, dated
           December 15, 1993.
    21     Subsidiaries of the Registrant
    23.1   Consent of Ernst & Young LLP**
    23.2   Consent of Deloitte & Touche
    23.3   Consent of Arthur Andersen & Co.
    24     Powers of Attorney with respect to Certain
           Signatures

    -----------------------------
    *   Management contract or compensatory plan or arrangement.
    **  Filed herewith.