Form 10-Q
period 1994-09-30
LIN BROADCASTING CORP
filed 1994-11-14
CIK 59498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the period ended September 30, 1994.
                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                         Outstanding at
                                                   October 31, 1994
          -----------------------------             ---------------
          Common Stock, $0.01 par value               51,607,323

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


               LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                (Unaudited)

                                   September 30,    December 31,
                                        1994            1993
                                   ------------     -----------
ASSETS
- - ----------------------
Current Assets:
Cash and cash equivalents              $81,894         $ 86,366
   Marketable securities                    --           16,465
   Accounts receivable, less
    allowance for doubtful accounts    163,477          156,784
   Program rights, prepaid expenses
    and other current assets            26,482           21,960
                                      --------         --------
   Total current assets                271,853          281,575

Property and equipment, at cost,
   less accumulated depreciation       464,871          405,762
Other noncurrent assets                 67,270           61,807
Investments in and advances to
   unconsolidated affiliates           258,182          264,172
Intangible assets, less accumulated
   amortization                      2,047,068        1,896,207
                                     ---------        ---------
    Total assets                    $3,109,244       $2,909,523
                                    ==========       ==========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
- - -----------------------------
Current Liabilities:
   Current portion of long-term
     bank debt                        $180,819         $146,891
   Accounts payable, accrued expenses  221,241          203,953
                                      --------         --------
    Total current liabilities          402,060          350,844



                                (continued)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


               LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                (Unaudited)

                                   September 30,    December 31,
                                        1994            1993
                                   ------------     -----------

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT) (continued)
- - ------------------------------
Long-term bank debt                $1,625,788       $1,551,447
Deferred income taxes                 789,044          735,049
Film contract rights and other
   noncurrent liabilities              16,447           13,091
Minority interests in equity of
   consolidated subsidiaries           60,775           56,209
Redeemable preferred stock of
   a subsidiary                            --        1,305,248

Stockholders' Equity (Deficit):
   Common stock (55,329,000
     shares issued)                       553              553
   Additional paid-in capital       1,008,887          224,689
   Deficit                           (620,576)      (1,150,205)
                                    ----------      -----------
                                      388,864         (924,963)
   Less common stock in treasury,
    at cost                          (173,734)        (177,402)
                                    ----------      -----------
     Total stockholders'
      equity (deficit)                215,130       (1,102,365)
                                   ----------       -----------

     Total liabilities and
      stockholders' equity
      (deficit)                    $3,109,244       $2,909,523
                                   ==========       ==========



         See notes to condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


               LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)
                                (Unaudited)

                        Three Months Ended       Nine Months Ended
                          September 30,         Ended September 30,
                        -----------------       -------------------
                        1994         1993       1994          1993
                        ----         ----       -----         ----

Net Revenues         $225,027     $175,145    $636,242      $497,576
                     --------     --------    --------      --------
Operating Costs and
  Expenses:
  Operating  expenses 123,332       96,362     376,906       274,491
  Corporate expenses    2,554        2,525       7,326         5,718
  Depreciation         15,529       11,933      42,685        33,735
  Amortization of
    intangible assets  21,874       19,732      62,507        59,196
  Loss on disposal of
    cellular equipment     --           --          --        46,583
                     --------     --------    --------      --------
                      163,289      130,552     489,424       419,723

Operating Income       61,738       44,593     146,818        77,853
                     --------     --------    --------      --------
Other Income (Expense):
  Equity in income of
   unconsolidated
   affiliates          28,616       26,906      92,817        76,215
  Investment and other  1,243        1,880       3,406         6,106
  Gain on redemption of
   preferred stock of
   a subsidiary            --           --     468,689            --
  Interest expense    (30,900)     (24,070)    (78,182)      (72,194)
                      --------     --------    --------      --------
                       (1,041)       4,716     486,730        10,127
                      --------     --------    --------      --------


                                  (continued)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                 LIN BROADCASTING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                    (In thousands, except per share amounts)
                                  (Unaudited)

                        Three Months Ended       Nine Months Ended
                          September 30,         Ended September 30,
                        -----------------       -------------------
                        1994         1993       1994          1993
                        ----         ----       -----         ----

Income Before Income
  Tax Expense and
  Minority Interests  $60,697      $49,309    $633,548       $87,980

Income Tax Expense     16,120       36,489      49,431        47,384
                     --------     --------    --------      --------
Income Before
  Minority Interests   44,577       12,820     584,117        40,596

Minority Interests:
  In net income (loss)
    of consolidated
    subsidiaries        6,684        5,728      20,913        (2,440)
  Provision for preferred
    stock dividends of
    a subsidiary           --       33,575      33,575       100,725
                     --------     --------    --------      --------

Net Income (Loss)     $37,893    $(26,483)    $529,629     $(57,689)
                     ========    =========    ========     =========

Net Income (Loss)
  per share             $0.73      $(0.51)     $ 10.19       $(1.12)
                     ========    =========    ========     =========
Average Common and
  Equivalent Shares
  Outstanding          52,110       51,448      51,991        51,438
                     ========    =========    ========     =========



           See notes to condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)


                                   Nine Months Ended September 30,
                                       1994               1993
                                   -------------------------------

Net cash provided by
   operating activities              $156,586         $155,589
                                     --------         --------
Investing Activities:
   Proceeds from sale of
    marketable securities              16,465           34,114
   Purchase of marketable securities      --           (36,689)
   Proceeds from sale of
    capital equipment                   8,016               --
   Capital expenditures              (110,492)         (79,474)
   Cellular and television
    acquisitions                     (176,952)              --
   Net investments in and
    advances from unconsolidated
    affiliates                          8,986            8,823
                                     --------         --------
    Net cash used in
     investing activities            (253,977)         (73,226)

Financing Activities:
   Proceeds from borrowings           340,000               --
   Repayment of bank debt            (231,731)         (43,320)
   Increase in deferred
     commitment/financing fees         (5,366)              --
   Redemption of preferred stock      (13,167)              --
   Proceeds from common stock
     issued for stock purchase
     plan, stock options and
     related tax benefits               4,277            1,942
   Purchase of common stock
     for treasury                      (1,094)          (1,028)
                                      --------         --------
      Net cash provided by (used in)
       financing activities            92,919          (42,406)


                                  (continued)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 LIN BROADCASTING CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)
                                  (Unaudited)


                                   Nine Months Ended September 30,
                                       1994               1993
                                   -------------------------------

Increase (Decrease) in Cash
   and Cash Equivalents               $(4,472)         $39,957

Cash and Cash Equivalents at
   Beginning of Period                 86,366          102,909
                                     --------         --------
Cash and Cash Equivalents at
   End of Period                      $81,894         $142,866
                                     ========         ========


               Supplemental Disclosures Of Cash Flow Information

Interest payments were $69,725 and $64,729 for the nine months ended September 30, 1994 and 1993, respectively. Net tax payments were $55,287 and $36,025 for the nine months ended September 30, 1994 and 1993 respectively.


           See notes to condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                 LIN BROADCASTING CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)



1.   Basis Of Presentation:

     The condensed consolidated financial statements include the accounts of LIN Broadcasting Corporation (LIN), its majority-owned (based on voting control) subsidiaries and cellular partnerships (principally New York and Dallas) in which LIN has voting control (the Company). The Company s investments in cellular partnerships in which it has voting interests of 50% or less but more than 20% (principally Los Angeles and Houston) are accounted for on the equity method.

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

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. The results of operations for the three and nine month periods ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year.

2.   Summarized Financial Data

     Summarized income statement information for the cellular ventures accounted for on the equity method for the three and nine months ended September 30, 1994 and 1993 is as follows:

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

2.   Summarized Financial Data (continued)


                        Three Months Ended      Nine Months Ended
                          September 30,           September 30,
                        ------------------      -----------------
At 100%(1)              1994         1993       1994          1993
- - -------------           ----         ----       -----         ----

Net revenues          $173,977     $179,734   $615,096      $514,777

Net income              66,574       62,688    218,338       182,682

LIN's equity in
  net income            28,616       26,906     92,817        76,215


(1)  The Philadelphia results are included through June 24, 1994.
     (see note 3 below)



3.   Redemption of Preferred Stock of a Subsidiary

     On June 24, 1994 the Company's subsidiary, LCH Communications ("LCH") redeemed all the outstanding Redeemable Preferred Stock of LCH held by Comcast Cellular Communications, Inc. a subsidiary of Comcast Corporation, in exchange for all of the capital stock
     of a  subsidiary of LCH   Communications whose assets consisted
     primarily of LIN's 49.99% interest in the Philadelphia "A Block" cellular system and its interest in GuestInformant (a publisher of advertiser-supported hard cover magazines placed in hotel rooms). This transaction resulted in a non-cash, tax-free gain of $468.7 million. The gain represents the excess of the fair values of the assets exchanged over their book values. The $783.8 million difference between the book value of the Preferred Stock and the fair values of the assets exchanged was credited to Additional Paid-In Capital. The results of operations of GuestInformant and the equity in income of the Philadelphia cellular venture are reflected in the Company's results of operations through June 24, 1994.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


4.   Pending Transactions

     In June 1994 the Company announced that it intends to distribute the common stock of its subsidiary, LIN Television Corporation, to the Company's stockholders on a tax-free basis. LIN also announced that it and LIN Television Corporation entered into a definitive agreement to acquire WTNH-TV, the ABC affiliate in Hartford-New Haven, Connecticut from Cook Inlet Communications Corporation for approximately $120 million in cash and 11.5% of the common stock of LIN Television Corporation. These transactions will create a public company which owns seven network-affiliated television stations, including stations in Dallas, Indianapolis, Hartford-New Haven and Norfolk.

     Following the spin-off, it is expected that approximately 42% of LIN Television Corporation's shares will be publicly owned and approximately 46% will be owned by McCaw Cellular Communications, Inc. These transactions are subject to Federal Communications Commission and other approvals. The Internal Revenue Service has ruled that no gain or loss will be recognized by (and no amount will be included in the income of) the shareholders of the Company as a result of the spin-off. The closing of the WTNH acquisition and spin-off are expected to occur by year-end 1994.

5.   Income (Loss) Per Share

     For the 1994 periods, the computation of primary earnings per share is based on the weighted average number of outstanding common shares and additional share equivalents assuming the exercise of stock options. A separate earnings per share calculation for the excess of carrying amount of preferred stock over the fair value of consideration transferred to the holder of the preferred stock added to primary net income is also included. For the 1993 periods, common stock equivalents are excluded as their effect is anti-dilutive. Net income (loss) per share was calculated as follows:

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

5.   Income (loss) Per Share  (continued)

                        Three Months Ended      Nine Months Ended
                          September 30,           September 30,
                        ------------------      -----------------
                        1994         1993       1994          1993
                        ----         ----       -----         ----
Shares outstanding:

Weighted average
  shares outstanding   51,577       51,436     51,541        51,433

Share equivalents         533           --        450            --
                      -------      -------    -------       -------
Adjusted shares
  outstanding          52,110       51,436     51,991        51,433
                      =======      =======    =======       =======

Net Income (Loss)     $37,893    $(26,483)    $529,629     $(57,689)

Excess carrying value
  of preferred stock
  over fair value of
  consideration
  transferred              --         --       783,823           --
                      -------     -------      -------      -------
Total                 $37,893    $(26,483)  $1,313,452     $(57,689)
                      =======    =========  ==========     =========
Net Income (loss)
  per share:

  Primary income (loss)
   per share            $0.73      $(0.51)     $10.19        $(1.12)
  Amount per share
   excess carrying value
   of preferred stock
   over fair value of
   consideration
   transferred            --           --       15.08            --
                     -------      -------     -------       -------
 Net Income (loss) per
  share, including excess
  of carrying value of
  preferred stock over
  fair value of
  consideration
  transferred          $0.73      $(0.51)      $25.27        $(1.12)
                     =======      =======     =======        =======

PART I.   FINANCIAL INFORMATION

Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations


                 LIN BROADCASTING CORPORATION AND SUBSIDIARIES
               Management s Discussion and Analysis of Financial
                      Condition and Results of Operations

RESULTS OF OPERATIONS

1994 v. 1993

Due to the effect of the LCH transaction discussed in Note 3 to the Condensed Consolidated Financial Statements above, LIN's financial results for the quarter and nine months ended September 30, 1994 are not directly comparable to the financial results of prior periods.

The Company s net revenues for the third quarter and nine months of 1994 increased 28% versus the same periods in 1993. Net revenues for the Company s consolidated cellular operations for the three and nine month periods ended September 30, 1994 increased 35% and 34%, respectively, over the 1993 comparable periods. The increases in cellular revenues were principally due to a 46% increase in the subscriber bases at the consolidated cellular operations since September 30, 1993 offset in part by a 6% decrease in average monthly revenue per subscriber. Net revenues for the media operations increased 7% and 9% for the three and nine month periods ended September 30, 1994, from the same periods in the prior year, reflecting continued improvement in both the national economy and the local economies where the Company operates, which stimulated growth in advertising spending.

Operating costs and expenses increased 28% and 37% during the third quarter and nine months of 1994, respectively, over the same periods last year. The increases were primarily the result of a 53% and 71% increase in marketing costs for the third quarter and nine months of 1994, respectively, over the comparable periods in 1993. Marketing cost increases were primarily related to a 43% and 55% increase in gross new cellular subscribers for the same periods. Media operations
costs  decreased 6% for the third quarter and increased 3%   for the
nine months. The decrease in the third quarter was due primarily to the absence of the GuestInformant operating results during the third quarter of 1994 as discussed in Note 3 to the Condensed Consolidated Financial Statements. The nine month increase was due to an increase in general and administrative costs, partially offset by the absence of GuestInformant costs.

Depreciation expense increased 30% and 27% during the third quarter and nine months of 1994, respectively, over the same periods in the prior year due primarily to higher levels of cellular property and equipment in service at the consolidated cellular operations.

PART I.   FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Equity in income of unconsolidated cellular affiliates increased 6% and 22% during the quarter and nine months ended September 30, 1994, respectively, compared to the same periods in 1993, due primarily to increased net revenues and net income at the Los Angeles and Houston Cellular ventures offset by the absence of the Philadelphia venture's operations during the third quarter of 1994 as explained above. The revenues of the unconsolidated cellular affiliates decreased 3% for the third quarter of 1994 compared to the prior year third quarter due primarily to the absence of the Philadelphia operations, but increased 19% for the nine month period ended September 30, 1994 compared to the same period in the prior year. The increase for the nine month period was due to increases in the subscriber bases since September 1993 offset by the absence of the Philadelphia operations and a decline in average revenue per subscriber. Operating expenses for those affiliates were up 9% and 29% for the third quarter and nine months of 1994, respectively, over the comparable periods in 1993.
The increases were due to higher marketing, customer support and administrative costs related to growth in the subscriber bases offset in part, by the absence of the Philadelphia operations during the third quarter of 1994.

The gain on redemption of preferred stock resulted from the LCH transaction as discussed in Note 3 to the Condensed Consolidated
Financial Statements above.

Interest expense (which includes the amortization of financing and commitment fees) increased during the third quarter and nine months of 1994, compared to the same periods in the prior year. The increase for the third quarter was due primarily to higher average borrowing rates and a higher average debt balance outstanding on the Company's cellular bank credit facility (see Liquidity and Capital Resources below). The nine month increase was due primarily to higher average borrowing rates.

McCaw Cellular Communications Inc. ("McCaw") owns an approximate 52% interest in the Company. In September 1994, McCaw became a wholly owned subsidiary of AT&T Corp. Following the merger, Craig O. McCaw resigned as a director of the Company and as the Company's Chairman and Chief Executive Officer. James L. Barksdale was elected to fill the positions of Chairman and Chief Executive Officer. In addition, four new directors, each of whom is an employee of AT&T, were appointed to the Company's Board of Directors: Lewis M. Chakrin, Dennis J. Carey, Rolla P. Huff and W. Preston Granbery.

PART I.   FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LEGISLATION, REGULATION AND COMPETITION

In addition to B Block cellular competition, the Company and its unconsolidated affiliates expect to face competition from enhanced specialized mobile services (ESMR) operators such as Nextel, which has launched cellular-like services in the greater Los Angeles area. Nextel intends to launch similar services in other metropolitan areas, including New York, Dallas and Houston, in 1995 and 1996.

In late 1993 and early 1994, the FCC adopted a series of rules for the licensing of new messaging and voice-grade mobile communications services, commonly called personal communications services ("PCS"). For the first time, the FCC will assign spectrum to PCS licensees by means of auctions. In auctions conducted during the summer and fall of this year, the FCC awarded 40 national and regional messaging licenses. Additional messaging licenses will be auctioned in 1995. Several of the recipients of messaging licenses have announced plans to provide two-way short message services, which may compete with cellular offerings.

The FCC will begin auctioning new voice-grade PCS licenses - or broadband PCS licenses - in December 1994. Under FCC rules, as many as six broadband PCS licenses will be issued for a given geographic area, increasing the likelihood of additional competition for wireless services. Broadband PCS licenses will be issued for 51 Major Trading Areas ("MTAs") and 493 Basic Trading Areas ("BTAs"), which are generally larger than cellular MSAs and RSAs.

The FCC's broadband PCS rules allow the Company to bid on licenses for MTAs and BTAs in areas in which it does not currently have a significant cellular presence, and to acquire broadband PCS licenses aggregating up to 40 MHz in such areas. The Company is restricted to acquiring only one 10 MHz license, however, in any area in which it maintains a significant ownership interest in cellular networks. The Company has entered into a bidding agreement with AT&T Corp. whereby AT&T will bid on behalf of the Company for those broadband PCS licenses that are specified by the Company.

The Omnibus Budget Reconciliation Act of 1993 and implementing rules adopted by the FCC specify that cellular and other commercial mobile providers should be subject to similar regulatory treatment, including federal pre-emption of state rate and entry regulation and exemption from tariffing requirements. States are permitted to petition the FCC for the right to regulate the rates of commercial mobile providers but must demonstrate that rates will be unreasonable without the state's regulatory oversight. States that currently regulate cellular were

PART I.   FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LEGISLATION, REGULATION AND COMPETITION (continued)

required to petition the FCC by August 10, 1994 in order to continue enforcing their regulations while their petitions are being reviewed by the FCC.

Two of the states in which the Company operates, New York and California, currently regulate cellular rates and have chosen to petition the FCC to retain their jurisdiction. The New York State Public Service Commission has requested authority to continue to require that cellular carriers tariff their services, subject to Commission oversight. The California Public Utilities Commission
(CPUC) has sought authority not only to continue its existing regime for regulating cellular rates but also to require cellular carriers to interconnect, on request, with switch-based resellers at rates that do not exceed current wholesale prices. The CPUC has taken the position that it may impose this interconnection rate policy immediately, and the Company's Los Angeles cellular affiliate (LACTC) has received a
reseller request to interconnect.   LACTC has petitioned the CPUC to
stay the effectiveness of the ruling. The Company does not anticipate that the CPUC's ruling will have a material adverse effect on its financial position or results of operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are its operations and its bank credit facilities. Cash provided by operating activities totaled $156.6 million for the nine months of 1994, compared to $155.6 million for the same period in 1993. The change was primarily due to improved operating results offset in part by a decrease in cash received from
equity affiliates.   The decline in cash received from the Company's
equity affiliates is primarily due to an increase in capital expenditures in order to install digital cellular equipment in the Los Angels and Houston cellular systems.

The Company has bank credit facilities for both its cellular business and its broadcast business. LIN Cellular Network, a wholly-owned subsidiary of the Company which holds all of the Company's cellular interests, has two bank credit facilities. Under the Senior Credit Facility, the Company had $1.5 billion outstanding and $180 million available as of September 30, 1994. Under the Senior Unsecured Facility, the Company had $150 million outstanding and $50 million available as of September 30, 1994. LIN Television Corporation, a wholly-owned subsidiary of the Company which owns six and operates an additional two television broadcast stations pursuant to local

PART I.   FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

marketing agreements, had $188 million outstanding and no additional funds available as of September 30, 1994 on its bank credit facility.

Under its bank credit facilities, the Company must remain in compliance with a series of financial covenants which compare the levels of the Company's cellular and broadcast indebtedness to its
cellular and broadcast cash flows as of the end of each quarter.   The
Company is currently in compliance with all bank covenants and is making scheduled repayments. Further discussion of the Company's bank credit facilities, including restrictions on certain activities by the Company, is set forth in the Company's annual report on Form 10-K for the year ended December 31, 1993.

Cash used by investing activities increased substantially, primarily due to the purchase of an additional interest in the New York cellular system and the acquisition of Connecticut RSA #1. In addition, the cellular operations continue to require substantial capital to purchase additional cell sites and switching equipment, including investments in digital cellular equipment, in order to provide increased system capacity, coverage areas and new services. The Company has now launched commercial digital cellular service in New York and Los Angeles and is testing and constructing the digital networks in Dallas and Houston, respectively. In addition, in order to provide efficient and high-quality support to the rapidly growing subscriber base, the Company continues to invest in administrative support systems and equipment.

Cash from financing activities increased due to additional borrowings offset, in part, by repayments of debt and cash paid in connection with the redemption of the Preferred Stock. The company borrowed $210 million, of which $175 million was used to fund cellular acquisitions and $35 million was used for working capital purposes. The Company made scheduled principal payments on its cellular and television debt facilities of $101.7 million for the nine months ending September 30, 1994.

While the Company has generated sufficient cash to meet its expenditure requirements, the Company continues to have substantial debt service and other operating and capital requirements. In particular, amortization of the term portion of the Company's Cellular Senior Credit Facility increases over the next several years. The Company expects to have sufficient internally generated funds to repay its indebtedness at maturity, however, there can be no assurance that this will occur.

PART I.   FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

If the Company does not generate sufficient funds, it may seek to issue additional debt through a private or public offering, sell equity or sell certain cellular interests or other assets. There can be no assurance that the Company will be able to obtain such additional financing or sell assets when needed, or if it is able to obtain such financing or sell assets, that the terms will be favorable to the Company or its stockholders. Finally, the Company will be required by the terms of its bank credit facilities to apply the proceeds of asset sales under certain circumstances not reinvested in similar assets to the repayment of loans thereunder.

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

In August 1993 and in December 1993, two dealers for the Los Angeles cellular partnership (LACTC) filed lawsuits against the partnership and certain other parties in California state court, seeking injunctive relief, damages, treble damages, punitive damages and restitution. (Goldenwest Cellular Corp. v. Los Angeles SMSA Ltd. Partnership; PacTel Cellular; The Good Guys Inc., Case No. 715479 (Superior Court of California, Orange County), and Autophone, Inc. v. Los Angeles Cellular Telephone Co.; Los Angeles SMSA Ltd. Partnership; PacTel Cellular, et al., Case No. 722299 (Superior Court of California, Orange County)). These cases are now set for trial in April 1995 and have been consolidated. The lawsuits allege various torts and statutory violations, including price-fixing regarding cellular equipment and service, below-cost sales of equipment, fraud, interference with economic relationship, unfair competition, discrimination among agents and conspiracy. A third lawsuit addressing similar facts and raising many of the same claims (Cellular Activators, et al. v. Los Angeles Cellular Telephone Company, et al., Case No. 729278 (Superior Court of California, Orange County)) was filed in May 1994. Plaintiffs seek damages in excess of $1,000,000, punitive damages, treble damages, restitution, and injunctive relief. A fourth suit was filed in February 1994 (Cel-Tech Communications, Inc. et al. v. Los Angeles Cellular Telephone Company et al., Case No. VC015535 (Superior Court of California, Los Angeles County)) containing claims relating to equipment sales and seeking injunctive relief, restitution and monetary damages; these claims include unfair practices, restraint of trade, tortious interference, and unfair competition relating in part to allegations of below-cost sales of equipment. Plaintiffs preliminarily estimate their special damages in this case at $21,600,000. Plaintiffs further seek treble damages, punitive damages, restitution, and injunctive relief. This case has been set for trial in February 1995. Discovery is proceeding in all four of these cases.

In August 1994 a class action was filed against LACTC in California state court on behalf of the partnership's cellular telephone service customers and former customers in the greater Los Angeles area (Thomas and Nicola v. Los Angeles Cellular Telephone Company, et al., Case No. 734316, Superior Court of California, Orange County). The complaint

PART II.  OTHER INFORMATION
alleges that LACTC has engaged in price fixing for cellular service rates with other cellular carriers in violation of California law.
The complaint seeks actual damages on behalf of the class in excess of $100,000,000. The complaint further seeks treble damages and injunctive relief. A similar class action complaint was filed against LACTC in federal court in October of 1994, on behalf of former and current cellular customers of both LACTC and its competitor Los Angeles SMSA. This case also specifically names Los Angeles SMSA and its affiliate AirTouch Cellular (PacTel Cellular) as defendants. (Kagan and Sifuentes v. Los Angeles Cellular Telephone Company, et al., Case No. 94-6923, U.S. District Court, Central District of California). The complaint alleges that defendants engaged in price fixing for cellular service rates in violation of Sections 1 and 2 of the Sherman Act and seeks damages, treble damages and injunctive relief. Neither of these two class actions has been certified by the court at this time.

LACTC intends to defend all the above-referenced lawsuits vigorously, and believes that it has meritorious defenses to the allegations contained in the complaints. The Company does not expect that the decisions in these legal proceedings will have a material adverse effect on its financial position or results of operations.

A class action complaint similar to the Thomas case described above was filed in November 1993 against PacTel Cellular (AirTouch), Los Angeles SMSA and others in California state court (Garabedian v. LASMSA Limited Partnership et al., Case No 721144, Superior Court of California, Orange County). The complaint, brought on behalf of current and former customers of Los Angeles SMSA and LACTC, alleges that PacTel Cellular and LACTC conspired to fix cellular service prices. Like the Thomas case, the Garabedian complaint seeks damages in excess of $100,000,000, treble damages and injunctive relief. The class has not been certified by the court at this time. Parties in Garabedian have moved to consolidate this action with the Thomas case. If successful, such motions could have the effect of making LACTC a defendant in the Garabedian case.

The Company is aware of an antitrust investigation being conducted by the California State Attorney General involving the pricing of cellular telephone service in the Los Angeles area market from about 1986 to the early 1990s. No formal charge or complaint has been filed. The Company and LACTC are cooperating fully with the Attorney General's investigation and believe that the relevant pricing practices were and are in compliance with the antitrust laws.

PART II.  OTHER INFORMATION

In September 1993, a class action lawsuit was filed by cellular subscribers in a District Court in Texas (Crowley and Weemes v. Houston Cellular Telephone Co., et al., Case No. 93-0879, Harrison County, Texas, 71st Judicial District). The defendants in this action are Houston Cellular Telephone Company, LIN Broadcasting Corp., Metroplex Telephone Co., McCaw Cellular Communications, Inc., and several affiliates of these entities providing cellular service in the State of Texas. In general, the most recent complaint challenges the liquidated damages and automatic renewal provisions in annual cellular subscriber contracts. Plaintiffs assert that the contracts are void as contracts of adhesion, void as unconscionable, void because the cancellation provision is allegedly a penalty and void as against public policy. Plaintiffs allege that the subscriber contracts violate the Texas Deceptive Trade Practices Act, as unconscionable. and assert that defendants have violated the Texas Free Enterprise and Antitrust Act because the cancellation provisions of the contracts are allegedly part of an intra-corporate conspiracy as well as a conspiracy with cellular service competitors to divide cellular market share by inhibiting subscriber ability to change providers through the use of the challenged contract provisions. Plaintiffs allege two separate sub-classes: (1) persons who were subject to the challenged clauses and breached their contracts; and (2) persons who are currently subject to contracts containing the challenged clauses. Neither of these sub-classes has been certified by the court at this time. Plaintiffs seek declaratory relief, damages, treble damages, fees, costs and interest. Written and deposition discovery has commenced. No trial date has been set. The defendants intend to defend the lawsuit vigorously, and believe they have meritorious defenses to the allegations contained in the complaint. The Company does not expect that the decision in this legal proceeding will have a material adverse effect on its financial position or results of operations.


Item 5.   Other Information

     (a)    Attachment of supplemental financial data.


Item 6.   Exhibits and Reports on Form 8-K

     (b) The Company filed an amendment to Form 8-K (Form 8-K/A) on September 20, 1994 relating to LIN's redemption of all the outstanding Redeemable Preferred Stock of LCH in exchange for all of the capital stock of a subsidiary of LCH.

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


                        Three Months Ended      Nine Months Ended
                          September 30,           September 30,
                        ------------------      -----------------
                        1994         1993       1994          1993
                        ----         ----       -----         ----
Cellular: (1)
  Net revenues       $238,315     $195,633    $710,517      $548,227
                     --------     --------    --------      --------
  Direct costs and
   expenses            71,604       57,575     217,274       160,834
  Marketing            57,622       41,749     187,959       120,860
  Depreciation         18,705       15,824      55,129        45,098
  Amortization         21,171       19,143      60,376        57,090
  Loss on disposal of
    cellular equipment     --           --          --        26,471
                     --------     --------    --------      --------
                      169,102      134,291     520,738       410,353
                     --------     --------    --------      --------
  Operating income    $69,213      $61,342    $189,779      $137,874
                     ========     ========    ========      ========

  Proportionate
    subscribers (2)   974,000      774,000     974,000       774,000




                                  (continued)

                 LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                    SUPPLEMENTAL FINANCIAL DATA (continued)
                             (Dollars in thousands)
                                  (Unaudited)


                        Three Months Ended      Nine Months Ended
                          September 30,           September 30,
                        ------------------      -----------------
                        1994         1993       1994          1993
                        ----         ----       -----         ----

Media: (3)
  Net revenues        $42,265      $39,362    $132,858      $121,428
                     --------     --------    --------      --------
  Direct costs and
    expenses           22,940       24,412      77,444        74,873
  Depreciation          1,960        1,700       5,391         5,110
  Amortization            823          859       2,541         2,577
                     --------     --------    --------      --------
                       25,723       26,971      85,376        82,560
                     --------     --------    --------      --------
  Operating income    $16,542      $12,391     $47,482       $38,868
                     ========     ========    ========      ========


(1) The Philadelphia results are included through June 24, 1994.

(2) Calculated by multiplying (i) the total subscribers of a licensee in which, as of the date specified, the Company owned an interest, by (ii) the percentage ownership interest in that licensee which the Company owned on such date.

(3) The GuestInformant results are included through June 24, 1994.

                                   SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                LIN Broadcasting Corporation
                                       (Registrant)



                                       DONALD GUTHRIE
                                -----------------------------
Date:  November 14, 1994               Donald Guthrie
                                Senior Vice President - Finance