Form 10-Q/A
period 1994-09-30
LIN BROADCASTING CORP
filed 1994-12-23
CIK 59498

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q/A
                             (Amendment No. 1)

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule (filed herewith)

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





                              LIN Broadcasting Corporation
                              (Registrant)



                                   DONALD GUTHRIE
                              -----------------------------
Date:  December 23, 1994      Donald Guthrie
                              Senior Vice President - Finance