Form 10-K
LIN BROADCASTING CORP
filed 1995-03-31
CIK 59498

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Form 10-K

      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1994
                                OR
 [  ]   Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File No. 0-2481
_________________________________________________________________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares outstanding of the registrant's Common Stock was 51,682,483 as of March 15, 1995, excluding 3,646,031 treasury shares. The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,992,347,544 as of March 15, 1995. (The term "affiliates" is deemed, for this purpose only, to refer only to the directors of the registrant, to McCaw Cellular Communications, Inc. and to AT&T Corp.)

               DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant's Proxy Statement relating to its 1995 annual meeting of stockholders are incorporated by reference into Part III hereof. Such information will be filed with the Securities and Exchange Commission no later than 120 days after the registrant's fiscal year ended December 31, 1994.

                        TABLE OF CONTENTS
                              PART I
                                                        Page
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . 1
            Business of the Company. . . . . . . . . . . . . . . . . 1
            The Cellular Telephone Industry. . . . . . . . . . . . . 2
            The Company's Cellular Operations. . . . . . . . . . . . 5
            The Company's Media Operations . . . . . . . . . . . . .14
            Mobile Satellite Service . . . . . . . . . . . . . . . .14
            Private Market Value Guarantee . . . . . . . . . . . . .14
            Governmental Regulation. . . . . . . . . . . . . . . . .20
            Employees. . . . . . . . . . . . . . . . . . . . . . . .24
            Executive Officers . . . . . . . . . . . . . . . . . . .24

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . .25

Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . .25

Item 4.   Submission of Matters to a Vote of
            Security Holders . . . . . . . . . . . . . . . . . . . .28

                             PART II

Item 5.   Market for the Registrant's Common Equity
            and Related Stockholder Matters. . . . . . . . . . . . .29

Item 6.   Selected Consolidated Financial Data . . . . . . . . . . .30

Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations. . . . . . . . . . . . . . . . . . . . . .34

Item 8.   Financial Statements and Supplementary Data. . . . . . . .43

Item 9.   Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure. . . . . . . . . . .43

                             PART III
Item 10.  Directors and Executive Officers of
            the Registrant . . . . . . . . . . . . . . . . . . . . .44

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . .44

Item 12.  Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . . .44

Item 13.  Certain Relationships and Related Transactions . . . . . .44


                             PART IV
Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K. . . . . . . . . . . . . . . . . . .45

                              PART I

Item 1.  BUSINESS

Business of the Company

     LIN Broadcasting Corporation (the "Company" or "LIN"), through its subsidiaries, is engaged primarily in the business of providing cellular voice telephone and data services. McCaw Cellular Communications, Inc. ("McCaw") owns an approximate 52% interest in the Company through a wholly-owned subsidiary, MMM Holdings, Inc. ("MMM"). On September 19, 1994, McCaw became a wholly-owned subsidiary of AT&T Corp. ("AT&T").

     The Company owns cellular interests (i.e., direct or indirect interests in licensees) primarily in the New York, Los Angeles, Dallas-Fort Worth and Houston markets. The Company's cellular interests represent approximately 26 million 1994 pops. "Pops" refers to the population of a market multiplied by a percentage ownership interest in an entity licensed or designated to receive a license (a "licensee") by the Federal Communications Commission (the "FCC") to construct or operate a cellular telephone system in such market. Pops do not represent actual subscribers in a cellular system. All of the Company's cellular interests are located in markets where the Company owns a 50% or more equity or voting interest. These markets represent four of the top 10 Metropolitan Statistical Areas ("MSAs") nationwide, including the two largest markets - New York and Los Angeles - in the United States.

     As of December 31, 1994, the cellular systems in which the Company owned interests had an aggregate of approximately 1,644,000 subscribers and average penetration was 4.26%. The Company's proportionate share of such subscribers (based on its actual ownership interest) was 1,083,000. During 1994, the cellular operations in which LIN had ownership interests produced aggregate net revenues of $1.4 billion. The Company's proportionate share of such cellular operations' net revenues was $959 million. LIN's media operations, substantially all of which were divested in 1994, recorded net revenues of $184 million during 1994.

     On December 28, 1994, the Company divested itself of substantially all of its television broadcasting operations through the distribution (the "Television Spin-off") to the holders of its common stock of all of the outstanding common stock of the Company's wholly-owned subsidiary, LIN Television Corporation ("LIN TV"). The number of network-affiliated stations owned by the Company was reduced from seven to one due to the Television Spin-off, with the remaining station also providing programming and marketing services to another network affiliated station pursuant to a local marketing agreement. On June 24,

1994, the Company disposed of its interest in the Philadelphia cellular licensee and its interest in the GuestInformant speciality publishing business pursuant to the redemption of the preferred stock of LCH Communications, Inc.("LCH"), a wholly-owned subsidiary of the Company.

     The Company and McCaw are parties to a Private Market Value Guarantee ("PMVG") pursuant to which McCaw has the right to offer to purchase the shares of the Company's Common Stock that it does not already own. For further information and recent developments, see "-Private Market Value Guarantee."

     The Company, a Delaware corporation, was incorporated in October 1961. The Company's principal executive office is located at 5295 Carillon Point, Kirkland, Washington 98033. Its telephone number is (206) 828-1902. References to "the Company" in this Form 10-K include LIN Broadcasting Corporation and/or its subsidiaries and its predecessors, unless the context otherwise requires.

The Cellular Telephone Industry

     Cellular telephone technology provides high quality service to and from hand-held and vehicle-mounted portable and stationary wireless telephones. Cellular telephone systems ("cellular systems") divide a region into many "cells," each covered by its own low-power transmitter, receiver and signaling equipment (the "cell site"). Each cell site is connected by landline, microwave or other technology to the system's computers in a mobile telephone switching office (the "switch"). The switches control the operation of the cellular system for the entire service area. Each conversation in a cellular system involves a radio transmission between a cellular telephone and a cell site and the transmission of the call between the cell site and a switch.

     Currently, the radio transmission between the cellular telephone and the cell site is primarily an "analog" transmission. With the current analog technology and the amount of licensed radio frequencies available to the Company, there are capacity limitations in certain areas, especially in large markets like New York and Los Angeles. To relieve potential capacity constraints as well as to provide a platform for future service enhancements, the Company has participated in the development of and is in the process of introducing "digital" service in addition to traditional analog service in all of its cellular operations. The Company has launched commercial digital service in Los Angeles and in New York, and as of December 31, 1994, had approximately 50,000 digital subscribers in those markets. The Company has also installed digital transmitting equipment in Dallas-Fort Worth and Houston and is currently conducting subscriber tests of the service. Introduction of commercial digital service in Dallas and Houston is planned for the first half of 1995. The Company is using a digital format referred to as Time Division Multiple Access ("TDMA"), which has been adopted by several major cellular carriers. Other major cellular carriers have adopted an alternative digital format, Code Division Multiple Access ("CDMA"). Digital technology offers many advantages over analog technology, including an initial three-fold increase in capacity, lower costs and the opportunity to provide enhanced services, such as improved data transmissions, short messaging, Caller ID, longer phone battery life and improved anti-fraud features. Because existing analog cellular telephones will not be capable of receiving digital transmissions from the cell site, the Company expects that the conversion from analog to digital will be phased in over a number of years, during which a system will maintain both analog and digital transmitting equipment and will thus be able to serve customers with either analog, dual-mode (analog and digital) or digital cellular telephones. The Company expects that after a meaningful percentage of call volume is handled by the digital network, the capital costs of adding system capacity to support subscriber growth will drop significantly.

     The Company, along with McCaw and other carriers, increasingly is employing a range of techniques to increase capacity, improve coverage in difficult areas and increase in-building penetration. For example, in New York, the Company has introduced cell sites into Grand Central Station and the Lincoln
Tunnel. The Company expects this development to provide it with a competitive advantage by permitting coverage in areas that otherwise are hard to reach and by permitting systems to determine within a few yards where a caller is located.

     Cellular systems can offer a variety of features, including call forwarding, call waiting, conference calling, voice message storage and retrieval and voice recognition where subscribers can make calls by speaking the number to be dialed. Because cellular systems are fully interconnected with the landline telephone network, subscribers can receive and originate both local and long distance calls from their cellular telephones. The cellular system operator pays an interconnection charge to the local landline telephone company to carry calls placed from a mobile unit to a wired telephone. The amounts paid are subject to negotiation or tariff and FCC regulation and vary from system to system.

     The FCC granted only two licenses for cellular service with spectrum bandwidth of 25 megahertz ("MHZ") in each market. During its initial licensing of cellular MSAs and rural service areas ("RSAs"), the FCC reserved one license for applicants (such as the Company) that were not affiliated with any landline telephone carrier (the "A Block license") and the other license for wireline applicants (the "B Block license"). Now, subject to FCC rules, an A Block or B Block license may be granted to either a wireline or nonwireline entity, but no entity may control more than one cellular system in any service area. All of the interests held by the Company are in A Block licenses.

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

     The Company, together with McCaw and Vodaphone Group PLC, is creating a worldwide roaming arrangement. A Company customer traveling in the U.K., 19 other European countries, Hong Kong or Australia can, using a cellular phone obtained locally and an easily inserted adapter card provided by the Company, place and receive calls using the customer's own phone number. The Company plans to participate in the continued worldwide expansion of this service.

The Company's Cellular Operations

     Set forth below is information with respect to the seven cellular systems in which the Company owns an interest:
                                                Market Information
                                                Total
                        LIN's Interests      Population       Market       B Block
Name and Location       Equity   Voting      (000,000s)(1)     Rank(1)   Competition

Cellular One          98.3% (2)    100.0%       15.0              1       NYNEX/Bell
New York                                                                  Atlantic

Los Angeles
  Cellular Telephone
  Company             40.0%         50.0%       14.7               2      AirTouch
Los Angeles                                                               Communications

Metrocel              60.4%         60.4%        4.3               6      Southwestern
Dallas-Fort Worth                                                         Bell

Houston Cellular      56.3%         50.0%        3.9               8      GTE
  Telephone Company
Houston

Galveston Cellular     34.6%        50.0%        0.2             169      GTE
  Telephone Company
Galveston

Cellular One          100.0%        100.0%       0.2             N/A      GTE
  (Texas RSA-17)
Newton, TX

Cellular One          100.0%        100.0%       0.2             N/A      Southern New
  (Connecticut RSA-1)                                                      England Tele-
Litchfield County, CT(3)                                                   communications

(1)  Source:  Donnelley Marketing Information Services estimate for 1994.
(2)  Includes 5.2% interest acquired in 1994 for approximately $145 million in cash.
(3)  The Company acquired its interest in the Litchfield County, Connecticut RSA in 1994.

     The Company believes that its presence in the major markets listed above provides it with a unique position within the industry. In addition to being by far the two largest markets in the United States, New York City and Los Angeles are major national and international commercial centers.

     The operations in the New York, Los Angeles, Dallas-Fort Worth, Houston and Galveston markets are conducted by partnerships in which the Company holds an interest. The partnership agreements are generally similar and the Company has or shares effective operating control of each partnership. The Company's wholly or partially owned subsidiaries are general partners in these partnerships, and each of the partnerships is governed by a Partners' or Executive Committee consisting of designated representatives from the partners in the particular partnership. In each case, the applicable partnership agreement generally provides that all rights and obligations (other than voting), such as obligations for capital investment, sharing of profits and losses, and distributions, are based on percentage ownership. The participants in each of these partnership or corporate entities are generally responsible for their pro rata share of all capital contributions called for by the governing bodies of such entities, and failure to make such contributions could result in the ownership interest being either forfeited or diluted. Such ownership interests are also subject to restrictions on the owners' ability to sell, transfer, pledge or otherwise encumber or dispose of such interests under certain circumstances.

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

     The Company is developing additional or alternative means of attracting new customers. For example, the Company has participated with McCaw in developing and test marketing
GoPhone , an attractively priced cellular phone that would be distributed through popular consumer retail outlets, such as Walmart, and service activated through a phone call.

     Marketing costs constitute a significant portion of the Company's operating costs. Total marketing expense per gross additional subscriber is expected to increase for at least the next several years.

     Subscribers. While subscribers are engaged in a wide range of occupations, they have traditionally been individuals who work in the construction, contracting, real estate, wholesale and retail industries, service industries and professionals. Since these individuals use their cellular telephones during their normal working hours to meet their business communications needs, the Company's systems are used primarily between the hours of 7 a.m. and 6 p.m. Increasingly, the Company's subscribers represent major accounts, such as federal and local governmental agencies, national and regional shipping, delivery and transportation companies and other businesses. Although historically a majority of the Company's subscribers are business users, a growing share of new customers use the phone principally for personal convenience and safety. The Company expects this trend to continue as market penetration increases. Over half of the Company's new subscribers purchase a portable unit that is not restricted to car use. The Company believes that hand-held portable cellular telephones will become an increasingly large portion of its subscriber base as the price for such telephones continues to decline.

     Because of the fixed costs involved in the development of a cellular system, as the number of subscribers has increased the Company has benefited from economies of scale, which have allowed the Company to pass lower rates along to its customers. These rate reductions, in turn, make cellular service attractive to an even larger portion of the population. Service rates have fallen most dramatically for roaming, thereby permitting the Company to expand a customer's "home" area.

     The Company's proportionate share of subscribers in its markets was approximately 1,083,000 at year end, reflecting an increase of 25% during 1994, including the changes in ownership interests in New York and Philadelphia as discussed earlier. Growth was particularly strong in New York, where the number of subscribers increased over 50%, including those added through the purchase of minority interests in the New York partnership.

     The Company is subject to significant levels of turnover, or "churn," among its customers. The Company has instituted programs to reduce churn rates and expects the reduction of customer churn to be a major area of focus in the future.

     Another challenge is posed by fraudulent use of cellular service. The Company and McCaw are continuing to develop an extensive antifraud program to combat this problem, including authentication features to verify the validity of each call, real-time comparisons of actual and normal phone usage and radio fingerprinting. The Company expects to continue to devote resources to protect the integrity of its system.

     Sales Force, Dealers and Retailers. The Company enlists subscribers primarily through an internal sales force and through a network of independent dealers and retailers. Dealers and retailers are independent contractors who solicit customers on a commission basis for the Company's cellular systems.

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

     National Marketing. Increasingly, large customers with nationwide needs for cellular services are purchasing these services centrally. Larger corporations generally require a national sales force, special volume purchase discounts, trial programs, central billing, simple rate plans, and national 24-hour customer service. McCaw's National Account Services Group coordinates these activities with local markets, and certain of the Company's markets contract with this group in order to meet the needs of their large customers. To improve these programs, McCaw is now operating a central clearing house for all new national account orders and shipping of the cellular telephones to national accounts. The National Account Services Group also accredits local installers and establishes McCaw's national corporate price plans.

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

     There are a number of different types of cellular telephones available, all of which are compatible with cellular systems nationwide. Models vary by type: car-mounted, transportable, and fully portable; by type of transmission: analog and digital; by feature, such as: speed dialing, speakerphone, voice recognition and horn alert; and by price. Prices at which telephones are sold to subscribers may also vary by market, resulting in part from local competitive forces. To ensure quality installation and customer satisfaction, the Company certifies installation centers which meet certain quality control standards.

     Products and Services. The Company generally offers its customers several pricing options in each market. Some options consist of a fixed monthly charge plus additional variable charges per minute of telephone use. A high volume caller might find an option with a high monthly access charge and low per-minute charges to be most economical. Low volume users might choose a different package featuring a lower access fee and higher per-minute charge. The Company also offers plans with access fees which include a specified number of minutes, with established per-minute charges for usage in excess of the included minutes.

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

     The following were among the products and services that were introduced or under development during 1994:

     Digital-Based Services. The Company is able to offer or is developing enhanced services to customers who use digital, rather than analog, service, including Caller ID and Message Waiting Indicator. The Company will continue to develop other enhanced services that will be available only to digital customers, which the Company expects will encourage the migration of all customers to digital service over time.

     Cellular Office Service. Cellular Office Service combines cellular technology with the internal communications system of an individual business or organization. Users typically would be employees of a business who share a workplace, such as an office or a campus. Outside the workplace boundaries, a user's cellular phone will operate as any cellular phone. Within those boundaries, the cellular phone will function as part of the organization's existing telecommunications system (such as PBX). In either location, all users will be linked by the same system, thereby enabling them to reach one another by dialing only internal extensions, to be available through direct dial, and to use the system's voice mail and other functions. The system has been successfully tested and will be available in certain of the Company's markets in 1995.

     Data-Over-Cellular. The Company has participated actively in the development of recently adopted industry specifications for a packet data technology to be used for transmission of data over cellular communications systems (Cellular Digital Packet Data or "CDPD"). This technology will allow data to be transmitted across existing cellular networks without disrupting or degrading voice traffic and without requiring additional system capacity or spectrum. CDPD is in addition to circuit switched systems, which also permit data communication. Circuit switched data transmission requires the maintenance of a dedicated connection throughout the transmission. CDPD, with its connectionless system, operates at greater speed and higher quality but generally at lesser cost for short transmissions such as e-mail messages. The Company has successfully installed its first CDPD system in a commercial site and expects to begin offering CDPD service in selected markets in 1995.

     Home Base Station. The Company and other cellular providers are developing and implementing a service for the residential market enabling a cellular phone to operate with both the wireless cellular system and as part of the wired telephone system. In and near the home, the cellular phone will operate as a cordless phone linked through the home base station to the home's wired system. When the customer leaves the home area, the phone will operate as a regular cellular phone connecting to the Company's wireless system.

     Customer Service. The Company recognizes that being responsive to the problems and concerns of its subscribers is critical in a service business. The Company trains and certifies various agents to provide repair services for the Company's subscribers. The Company continually monitors and provides ongoing training for service centers. In addition, the Company operates its markets through an on-site staff, including a branch manager or managers, technicians and customer service representatives. Customer service is available toll-free 24 hours a day, 7 days a week by simply dialing 611.

     McCaw National Network. McCaw is continuing the process of linking various regional cellular systems, including the Company's, into the North American Cellular Network ("NACN"), a "national seamless network" permitting cellular subscribers, without making special arrangements, to both place and receive calls anywhere they travel in areas served by the NACN, even if the local cellular service is not provided by McCaw or the Company. All of McCaw's and the Company's markets within the continental United States as well as the A Block systems in most other major metropolitan areas and Cantel, which holds Canada's A Block cellular license, are served by the NACN. Most of the major B Block licensees have formed a national network similar to the NACN, which competes with the NACN. As of February 28, 1995, the NACN served over 8 million subscribers and covered a population base of over 200 million. Ultimately, the Company's goal is to extend this network to permit its customers to place and receive calls effortlessly throughout North America.

     Cellular Competition. The FCC awarded only two cellular licenses in each market - an A Block and a B Block license. During its initial licensing of MSAs and RSAs, the FCC reserved the A Block license for a nonwireline company (which in each of the Company's markets is the partnership or other entity in which the Company owns an interest) and the B Block license for an affiliate of a local wireline telephone company. Now, subject to FCC rules, an A Block or a B Block license may be held by either a wireline or a nonwireline entity, but no entity may control more than one license per market. Each licensee in a market has the exclusive grant of a defined frequency band within that market. The Company also faces competition for wireless communications services in each market from other wireless technologies which provide many of the characteristics of cellular service. See "-Competition From Other Technologies".

     Competition is principally on the basis of service and equipment pricing, services and enhancements offered, the technical quality of the system and quality and responsiveness of customer service. Competition may be intense. Under applicable law, the Company is required to permit the "reselling" of its services. In certain larger markets and in certain market segments such as national customers, competition from resellers may be significant. There is also competition for dealers.

     FCC rules require Regional Bell Operating Companies (the "RBOCs") that become cellular operators to create a separate subsidiary to own and operate cellular systems. This requirement is intended to make it more difficult for these companies to engage in anticompetitive activities, such as subsidizing their cellular operations from monopoly landline revenues in order to force cellular competitors out of the market.

     There are currently pending several legislative and regulatory initiatives which may affect the Company, including proposals regarding the obligations of common carriers such as the Company to provide interconnection to resellers and other wireless competitors and to offer equal access to interexchange carriers and the right of the RBOCs (which are the Company's primary B Block competitors) to offer or resell interexchange services. The RBOCs have also filed petitions in federal court seeking to exempt their wireless systems from the proscription against offering interexchange service that is contained in the Modification of Final Judgment pursuant to which certain activities of the RBOCs are governed. In light of the uncertainty surrounding these legislative and regulatory initiatives and judicial proceedings, it is impossible to quantify their impact on the Company and the competitive conditions it may face at this time.

     Competition From Other Technologies. The development of the cellular industry has attracted numerous other companies that desire to provide services intended to compete with the service provided, or to be provided, by the Company. Some of these competitive services are currently available and others have been announced. For example, specialized mobile radio ("SMR") systems, generally used by taxicabs and tow truck services, and other communication services which have the technical capability to handle mobile telephone calls may provide competition in certain markets. One-way or two-way messaging or beeper services that feature voice message and data display as well as tones may be adequate for potential subscribers who do not need to transmit back to the caller. Other two-way mobile services may also be competitive with the Company's services.

     In addition to B Block cellular competition, the Company and its unconsolidated affiliates expect to face competition from enhanced specialized mobile radio services ("ESMR") operations, such as Nextel, which is providing cellular-like services in the Company's Los Angeles market. Several other ESMR networks have begun operating in other cities; still others are scheduled to begin either operation or construction in 1995 in cities served by the Company's cellular systems.

     Recently, the FCC allocated a significant amount of spectrum to new Personal Communications Services ("PCS") that are expected to compete with cellular service. On March 14, 1995, the FCC announced the completion of the first phase of its auction of spectrum for broadband PCS. The first phase involved two licenses for 30 MHZ of spectrum in each of the 51 Major Trading Areas ("MTAs"), except that only one license was available for bidding in each of New York, Los Angeles and Washington, D.C., with the other having been awarded under the FCC's pioneer's preference program. In LIN's markets, the pioneer's preference awards were to OmniPoint Corp. in New York and Cox Cable in Los Angeles. An MTA is considerably larger in geographic size and population than a cellular MSA and may include two or more MSAs or RSAs. The New York MTA, for example, covers Connecticut, Eastern New York state, Long Island and Vermont. The Company chose not to participate in the first phase of the auction. The successful bidders for 30 MHZ licenses in LIN's markets were as follows: New York - a coalition of Sprint and major cable companies ("WirelessCo"); Los Angeles - PacTel; Dallas-Fort Worth - a coalition of Bell Atlantic, NYNEX, US West and AirTouch ("Primeco") and WirelessCo; and Houston - Telephone and Data Systems and Primeco.

     In the future, the FCC will auction an additional 30 MHZ license and three 10 MHZ licenses for each of 492 Basic Trading Areas ("BTAs"). BTAs are smaller than MTAs but generally larger than cellular MSAs or RSAs and may include two or more MSAs or RSAs. The additional 30 MHZ license and one of the 10 MHZ licenses in each BTA have been set aside for auction on special terms to small business or minority- or women-owned enterprises ("Designated Entities"). The auction for the 30 MHZ license to Designated Entities was scheduled to begin shortly after the conclusion of the MTA license auction, but the FCC has been ordered to stay auctions to Designated Entities pending resolution of an appeal regarding the special rules concerning bidding on licenses for Designated Entities. The Company will analyze whether to seek additional licenses in these future auctions, but has not yet made any decisions in that regard.

     Some of the PCS spectrum is already used by utilities, public safety agencies and other entities for fixed microwave transmissions, and the FCC has determined that the existing microwave users must be phased out or relocated to new frequencies once PCS is deployed. However, the FCC's rules enable displaced microwave users to obtain compensation from PCS licensees for vacating PCS spectrum and provide for a transition period before incumbent microwave users are forced to relocate.

The Company's Media Operations

     As discussed earlier, the Company spun-off substantially all its television broadcasting operations effective December 28, 1994 and divested itself of its specialty publishing operations effective June 24, 1994. The Company's results of operations for the year ended December 31, 1994 include the results of these businesses through the dates of their divestiture. Thus, the results for 1994 are not directly comparable to prior years nor will future results be directly comparable to those of 1994. Following the Television Spin-off, the Company continues to own station WOOD-TV, an NBC-affiliated station serving the Grand Rapids-Kalamazoo-Battle Creek, Michigan market. Station WOOD-TV was acquired by the Company in April 1983 and is affiliated with the NBC network. WOOD-TV's current FCC license expires in October 1997. The Grand Rapids-Kalamazoo-Battle Creek market, with a population of approximately 1,666,000, is served by two other commercial VHF television stations which are affiliated with CBS and ABC, by two commercial UHF television stations (one of which is affiliated with ABC and one of which is affiliated with the Fox network) and by three non-commercial UHF television stations. WOOD-TV also provides programming and marketing services pursuant to a local marketing agreement to station WOTV-41, Battle Creek, Michigan, an ABC affiliate operating on UHF
Channel 41. WOTV-41's current FCC license expires in October
1997. In addition to network programming, WOOD-TV devotes segments of its broadcasting day to news, local live programming, talk shows, and syndicated and off-network programs. News and community-oriented programs are emphasized and play an important role in the station's services to its viewers.

Mobile Satellite Service

     The Company, through subsidiaries, beneficially owned, as of March 15, 1995, approximately 6.7% of the outstanding stock of American Mobile Satellite Corporation, which has been licensed by the FCC to provide national mobile satellite service. This service is expected to be available by the end of 1995 and will provide full-duplex, digital mobile telephony to vehicle mounted and fixed terminals throughout North America. The Company does not expect mobile satellite service to be competitive with cellular service, but should be a complementary service in rural areas not otherwise served by cellular systems.

Private Market Value Guarantee

     The Company entered into the Private Market Value Guarantee
("PMVG") with McCaw in 1989 for the benefit of the Company's stockholders (other than McCaw and its affiliates). The PMVG applies for as long as McCaw and its affiliates beneficially own in the aggregate at least 25% of the outstanding shares of the Company's Common Stock ("Shares") on a fully diluted basis or McCaw's designees constitute a majority of the Board of Directors of the Company, and any Shares are held by other persons.

     Status of PMVG Sale Process. Pursuant to the terms of the PMVG, in January 1995 the Independent Directors (as defined below) retained the investment banking firms of Lehman Brothers, Inc. and Bear Stearns & Co., Inc. (together, the "Independent Directors' Appraiser") to act jointly as their appraiser for the purpose of determining the private market value per Share of the Company. AT&T and McCaw retained the investment banking firm of Morgan Stanley & Co., Incorporated (the "Offeror's Appraiser") to act as McCaw's appraiser. On February 15, 1995, the Independent Directors' Appraiser reported that they had determined the private market value per Share to be $155, and the Offeror's Appraiser reported that it had determined the private market value per Share to be $105. In accordance with the PMVG, Wasserstein Perella & Co., Inc. was jointly designated by the Independent Directors' Appraiser and the Offeror's Appraiser as the third appraiser (the "Mutually Designated Appraiser") to determine the private market value. On March 7, 1995, the Mutually Designated Appraiser reported that, based upon its review and subject to the limitations noted in its report dated March 7, 1995, it had determined the private market value per Share to be $127.50. In accordance with the PMVG, the "Private Market Price" per Share therefore was established as $127.50. McCaw must decide by April 21, 1995 whether it desires to proceed with an Acquisition (as defined below).

     Litigation involving the PMVG process is pending in several jurisdictions. In re LIN Broadcasting Corporation Shareholders Litigation, filed February 17, 1995 in Delaware Chancery Court, New Castle County, Consolidated C.A. No. 14039, is a consolidated action alleging that AT&T, McCaw and MMM have, by their conduct in the PMVG described above, breached the PMVG and certain fiduciary duties. The relief sought includes an injunction prohibiting AT&T, McCaw and MMM from acquiring LIN stock owned by the class members, an order directing AT&T, McCaw and MMM to fulfill their contractual and fiduciary obligations, rescission if a PMVG sale to AT&T, McCaw or MMM is consummated and monetary damages. In Newman v. McCaw Cellular Communications and AT&T Corp., filed March 7, 1995 in the United States District Court for the Southern District of New York, C.A. No. 95 Civ. 1583, the plaintiff alleges that defendants failed to disclose that private market value would be determined in violation of the method set forth in the PMVG by improperly disregarding certain potential purchasers, including AT&T and other unidentified companies, and this action, together with public statements and other actions taken by the defendants, constituted a violation of federal securities law. Plaintiff seeks injunctive relief similar to that described above and monetary damages. In Luke v. Wasserstein Perella & Co., AT&T Corp., McCaw Cellular Communications, Inc., LIN Broadcasting Corporation, William G. Herbster, Wilma H.
Jordan and Richard W. Kislik, filed March 9, 1995, in New York Supreme Court, New York County, Index No. 95-105973, plaintiffs allege that the Mutually Designated Appraiser was negligent and breached its duty of care, that AT&T, McCaw and MMM were unjustly enriched by such negligence and that the individual defendants may breach their fiduciary duties as Independent Directors. In addition to seeking injunctive relief and monetary damages similar to those described above, the plaintiffs have requested an injunction prohibiting the Independent Directors from approving any sale of LIN for a price less than a properly computed Private Market Price and an order directing the Independent Directors to take all action necessary to determine the Private Market Price and to maximize shareholder value. In all of these cases, none of the defendants have yet filed an answer or otherwise responded to the complaints. All of these cases have been brought as class actions, but no action has yet been taken with respect to the consideration of certifying a class. The Company cannot predict their possible outcome or effect on the Company or the PMVG process at this time. However, the Company does not expect that the ultimate results of any of the foregoing legal proceedings will have a material adverse effect on its financial position, results of operations or cash flows.

     The following is a summary of the terms of the PMVG:

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

     "Majority Vote of the Public Stockholders" means (a) the affirmative vote of the holders of at least a majority of the Public Shares (as defined below) present and entitled to vote at any meeting at which the holders of a majority of the Public
Shares are present or (b) the action by written consent (in accordance with applicable provisions of Delaware law and the

Company's certificate of incorporation and by-laws) of the holders of a majority of the Public Shares. "Public Shares" means
Shares not owned by McCaw or any of its affiliates.

     Sale of the Company after Five Years. On or about January 1, 1995 (the "Initiation Date"), the Independent Directors were required to designate an investment banking firm of recognized national standing and McCaw was required to designate an investment banking firm of recognized national standing, in each case to determine the private market value per Share. As set forth in the PMVG, "private market value per Share is the private market price per Share (including control premium) that an unrelated third party would pay if it were to acquire all outstanding Shares (including the Shares held by [McCaw] and its affiliates) in an arm's-length transaction, assuming that the Company was being sold in a manner designed to attract all possible participants (including the Regional Bell Operating Companies) and to maximize stockholder value, including if necessary through the sale or other disposition (including tax-free spin-offs, if possible) of businesses prohibited by legal restrictions to be owned by any particular buyer or class of buyers (e.g., the Regional Bell Operating Companies)."

     If the higher of the respective final views of the Independent Directors' Appraiser and the Offeror's Appraiser as to private market value per Share (the "Higher Appraised Amount") was more than 110% of the lower of such views (the "Lower Appraised Amount"), then the Independent Directors' Appraiser and the Offeror's Appraiser were to agree upon and jointly designate a third investment banking firm of recognized national standing to determine the private market value per Share (the "Mutually Appraised Amount"). The Mutually Designated Appraiser was required, no later than the 65th day after the Initiation Date, to determine the Mutually Appraised Amount, and the private market price per Share (the "Private Market Price") is (x) the Mutually Appraised Amount, if such amount falls (as it did) within the range of values that is greater than one-third and less than two-thirds of the way between the Lower Appraised Amount and the Higher Appraised Amount, and (y) the average of the Mutually Appraised Amount and the other Appraised Amount (Lower or Higher) that is closest to the Mutually Appraised Amount, if the Mutually Appraised Amount does not fall within that range; provided, however, that the Private Market Price may not be less than the Lower Appraised Amount nor more than the Higher Appraised Amount.

     Once the Private Market Price was determined pursuant to the procedures provided for in the PMVG, McCaw has 45 days to decide whether it desires to proceed with an acquisition of all of the Public Shares (an "Acquisition") at that price. If McCaw decides to proceed with an Acquisition, it may pay the Private Market
Price in cash or any combination of cash, common equity securities and/or nonconvertible senior or subordinated "current cash pay" debt securities that the Independent Directors, after consultation with their investment banking firm, believe in good faith will have an aggregate market value, on a fully distributed basis, of not less than the Private Market Price. If McCaw determines to proceed with an Acquisition as set forth above, it will enter into an agreement with the Company (containing customary terms and conditions applicable in a situation in which the acquiror has an ownership position comparable to McCaw's ownership interest in the Company) and will cause a meeting of stockholders of the Company to be held as soon as practicable to consider and vote thereon. The Acquisition may only be completed if it is approved by a Majority Vote of the Public Stockholders.

     If McCaw determines not to proceed with an Acquisition, or if despite McCaw's good faith efforts an Acquisition has not been completed within 12 months following the Initiation Date (or, if an Acquisition has been approved by a Majority Vote of the Public Stockholders and is being pursued in good faith by McCaw but has not been completed due to regulatory delays or litigation, 20 months following the Initiation Date), McCaw will put the Company in its entirety up for sale under direction of the Independent Directors in a manner intended by the Independent Directors to maximize value for all Shares. The sale procedures will be set by the Independent Directors and may include, if necessary in order to maximize stockholder value, provision for the sale or other disposition (including tax-free spin-offs, if possible) of businesses prohibited by legal restrictions to be owned by any particular buyer or class of buyers (e.g., the Regional Bell Operating Companies). The Independent Directors will select from among the proposed transactions the one or more transactions determined by them as being most likely to maximize value for all Shares and will cause a meeting of the Company's stockholders to be held as soon as practicable to consider and vote thereon. McCaw will not bid unless requested to do so by the Independent Directors. McCaw will fully cooperate in this process and, if one or more of the transactions so selected by the Independent Directors are approved by a Majority Vote of the Public Stockholders, will cause all Shares owned by it or its affiliates to be voted in favor thereof. Any sale of the Company would be subject to receipt of FCC and other necessary regulatory approvals.

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

     Corporate Opportunities. McCaw will direct to the Company, and the Company will have a priority right to pursue, all corporate opportunities to acquire interests in U.S. cellular telephone systems other than those in markets in which McCaw has an interest or contiguous to markets in which McCaw has such an interest (in the latter instance, however, only if such market is not a market in which the Company has such an interest or contiguous to such a market). For purposes of the foregoing, a party will not be deemed to have an interest in a cellular telephone system solely by reason of such party's ownership of less than a majority equity interest in a public company having such an interest. The Independent Directors will be afforded an amount of time reasonably necessary to consider any such transaction, consistent with any time constraints imposed by the other party to such transaction, and if and for as long as a majority of the Independent Directors desire to pursue such transaction, McCaw will not separately pursue that transaction.

     Certain Transferees Bound. Except pursuant to a sale of the Company as described above, neither McCaw nor any of its non-Company affiliates may sell more than 25% of the outstanding
Shares on a fully diluted basis to a third party or group unless that third party or group agrees in writing to be bound by the provisions set forth in the PMVG to the same extent as McCaw is so bound.

     Amendments. The provisions of the PMVG may be amended in any respect not materially adverse to the holders of Public Shares, but only if the amendment is approved by a majority of the Independent Directors. Any such amendment will promptly be disclosed in a filing with the Securities and Exchange Commission. The determination of the Independent Directors as to whether an amendment is materially adverse to the holders of Public Shares shall be final and shall bind all holders of Public Shares. The provisions of the PMVG may also be amended in any other respect if the amendment is approved by a Majority Vote of the Public Stockholders. The PMVG was amended in 1994 in connection with the Television Spin-off.

     The foregoing description is only a summary of, and is qualified by reference to, the PMVG, which has been filed with the Securities and Exchange Commission as an exhibit to this Form
10-K.

Governmental Regulation

     The construction, operation and transfer of cellular systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The FCC has promulgated regulations governing the construction and operation of cellular systems, licensing and technical standards for the provision of cellular telephone service.

     For licensing purposes the FCC divided the United States into 734 separate geographic markets (306 MSAs and 428 RSAs). In each market, the allocated cellular frequencies are divided into two equal blocks. During the initial application process for MSAs and RSAs, the FCC reserved the A Block frequencies for nonwireline applicants (such as the Company) and the B Block for wireline applicants. Now, subject to FCC rules, an A Block or a B Block license may be held by either a wireline or nonwireline entity, but no entity may control more than one cellular system in any MSA or RSA.

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

     When a cellular system has been constructed, the licensee is required to notify the FCC that construction has been completed.
Immediately upon this notification, but not before, FCC rules authorize the licensee to offer commercial service to the public.
The licensee is then said to have "operating authority." The
Company has obtained operating authority for each of its cellular systems that is currently in operation. Initial operating licenses are granted for 10 year periods. The FCC has recently established the procedures and standards for filing renewal applications, filing petitions to deny applications for renewal and conducting comparative renewal proceedings between cellular licensees and challengers filing competing applications. The FCC will award a "renewal expectancy" to cellular operators meeting specific criteria that establish that the licensee has adequately provided service to the public and has complied with applicable rules and regulations. The ruling establishing the process of obtaining a "renewal expectancy" and other procedures for renewal are subject to court review. Licenses may be revoked and license renewal applications denied for cause. In addition, if a renewal expectancy is not granted, a license could be awarded to a competing applicant if it prevails in a comparative hearing. The licenses for the Company's cellular systems in New York, Dallas-Fort Worth and Houston are due to expire in 1995 and in Los
Angeles in 1996. The Company plans to seek license renewals in accordance with the FCC's procedures.

     Under FCC rules, the authorized service area for the Company in each of its markets is referred to as the "cellular geographic service area" or CGSA. The CGSA is comprised of the composite service area of the system's cell sites as measured according to a formula established by the FCC in 1992 and contained in its rules. The CGSA may be coincident with or smaller than the related MSA or RSA. The right to serve areas which fall within the licensee's MSA or RSA but outside of its CGSA is exclusive to such licensee for a period of 5 years from the date the licensee receives authority to construct its system. This ruling and the manner in which the FCC defines the CGSA is currently subject to further FCC and court review. At the conclusion of such 5-year period other entities may apply to serve areas within the MSA or RSA that are unserved by the licensee, and the licensee may apply to retain the exclusive service rights within its cellular block.
If more than one mutually exclusive application is filed for an unserved area, the FCC is considering whether to use its auction authority to choose a winner or whether to award the area by lottery. In March 1993 the FCC began accepting such unserved areas applications and the Company expects that there will be applications filed for unserved areas within MSAs where it holds the initial A Block licenses. The Company expects that any unserved areas within its MSAs will be immaterial to the Company. The Los Angeles partnership was selected by the FCC to serve areas within its MSA that it has not yet served. In addition, the Company intends to file several unserved areas applications to attempt to obtain rights to serve additional territory.
Because of the possibility of other competing applications, the Company has no assurance that these applications will be granted.

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

     The FCC has initiated a rulemaking proceeding to update its rules which ensure that FCC-regulated transmitters do not expose the public or workers to potentially harmful levels of radio frequency radiation. The Company does not believe that the standards that have been proposed will have any significant impact on the Company or its services.

     Applicable law administered by the FCC requires that the total percentage of shares of the Company owned of record or voted by non-United States persons or entities shall not exceed
25%.

     The Company is also subject to state and local regulation in some instances. In 1981, the FCC preempted states from exercising jurisdiction in the areas of licensing, technical standards and market structure. However, certain state authorities have regulated several aspects of a cellular operator's business, including the rates it charges its subscribers and cellular resellers, the resale of long-distance service to its subscribers, the technical arrangements and charges for interconnection with the landline network and the transfer of interests in cellular systems. The siting and construction of the cellular facilities, including transmitter towers, antennas and equipment shelters may also be subject to state or local zoning, land use and other local regulations.

     In 1993, Congress passed legislation preempting state regulation of cellular and other wireless mobile carriers' market entry and rates. The legislation permitted states to seek rate regulatory authority from the FCC in cases where market forces are inadequate to protect consumers and, moreover, allowed states that regulated cellular rates before June 1, 1993 to continue doing so pending FCC review of any rate regulation petitions submitted to the FCC before August 10, 1994. Three of the states in which the Company operates cellular systems - California, New York and Connecticut - timely filed petitions with the FCC to continue regulating cellular rates. (Texas does not regulate cellular services.) The FCC has not yet acted on the petitions but must issue a final opinion on them by August 1995.

     The New York Public Service Commission has adopted certain regulations governing cellular operators in that state. In July
1993, the New York State legislature passed a law that exempted cellular telephone companies from a 45 day notice requirement for certain tariff filings. When the California Public Utilities Commission ("CPUC") petitioned the FCC in August 1994 to allow the CPUC to continue regulating cellular rates, it also ordered cellular carriers to interconnect, upon request, to switch-based resellers at market-based "unbundled" wholesale rates that do not exceed current wholesale rates. Several resellers have requested to interconnect their switches with those of the Company's Los
Angeles system. However, due to unresolved technical considerations, no interconnections are yet in operation.
Pursuant to the terms of a recent CPUC order, the Company's system and cellular resellers are discussing a test of the interconnection arrangements. The FCC and Congress also are considering proposals to mandate interconnections between wireless carriers (including resellers) in certain circumstances.
Any such proposal, if adopted at the federal level, may preempt California's interconnection policies.

Employees

     As of December 31, 1994, the Company employed 1,581 full-time and part-time employees in its consolidated cellular operations (New York and Dallas-Fort Worth), broadcasting and corporate offices. Twenty-seven of such employees, all of whom are involved in televisions operations, are represented by unions. The Company's unconsolidated cellular affiliates (Los Angeles, Houston and Galveston) employed an additional 1,951 full-time and part-time employees as of year end 1994. The
Company believes that its employee relations are generally good.

Executive Officers

     The following individuals are currently serving as executive officers of the Company:

     Steven W. Hooper has been Chief Executive Officer of the Company since March 1995 and Chief Executive Officer of McCaw since January 1995. From 1993 to January 1995, he was Executive Vice President and Chief Financial Officer of McCaw. From 1988 until 1993, he was Senior Vice President-Cellular Operations of McCaw. Prior to 1988, Mr. Hooper served with McCaw as Executive Vice President and Chief Operating Officer of its Cable Division and in various financial positions.

     Tom A. Alberg has been a director, President and Chief Operating Officer of the Company since 1991 and Executive Vice President of McCaw since 1990. Before joining McCaw, Mr. Alberg was the Chairman of the Executive Committee and a partner of Perkins Coie, the largest law firm headquartered in the Pacific Northwest. Mr. Alberg is a director of Digital Systems International, Inc., Active Voice Corporation and LIN Television Corporation.

     Wayne M. Perry has been a director and Vice Chairman of the Board of Directors of the Company since 1990 and Vice Chairman of the Board of McCaw since 1989. From 1985 to 1989, Mr. Perry served as President of McCaw.

     Donald Guthrie has been Senior Vice President-Finance of the
Company since 1992 and a Senior Vice President and Treasurer of
McCaw since 1986. He also served as Vice President-Finance of the Company from 1990 to 1992.

Item 2.  PROPERTIES

     To provide cellular service, the Company maintains sales and administrative offices, transmitter or antenna sites and switching offices. The Company generally leases all of these facilities, although it does own such premises where it is in the best interests of the Company to do so. The Company's television broadcasting operation maintains an administrative office, television studio and transmitter or antenna site, most of which are owned by the Company. See Note 4 to the Company's consolidated financial statements included elsewhere in this Form 10-K.

     With the expansion of cellular networks, increased in-filling of existing networks and the coming needs of PCS and other technologies, the demand for cell sites is growing. Increasingly, however, resistance to the placement of new cell sites is being encountered, largely from groups that object to these sites on the basis of unknown, but alleged, health hazards and aesthetic considerations. The possibility of preemptive federal regulation of the location of cell sites is under review by the FCC, but for the foreseeable future siting is likely to remain subject to local regulation. Although the Company has not yet experienced any significant difficulty in locating cell sites, it is possible that this could become a greater concern.

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

     In August 1993 and in December 1993, two dealers for the Los Angeles cellular partnership (LACTC) filed lawsuits against the partnership and certain other parties in California state court, seeking injunctive relief, damages, treble damages, punitive damages and restitution. (Goldenwest Cellular Corp. v. Los
Angeles SMSA Ltd. Partnership; PacTel Cellular; The Good Guys
Inc., Case No. 715479 (Superior Court of California, Orange
County), and Autophone, Inc. v. Los Angeles Cellular Telephone
Co.; Los Angeles SMSA Ltd. Partnership; PacTel Cellular, et al.,
Case No. 722299 (Superior Court of California, Orange County)).
These cases are now set for trial in June 1995 and have been consolidated. The lawsuits allege various torts and statutory violations, including price-fixing regarding cellular equipment and service, below-cost sales of equipment, fraud, interference with economic relationship, unfair competition, discrimination among agents and conspiracy. A third lawsuit addressing similar facts and raising many of the same claims (Cellular Activators, et al. v. Los Angeles Cellular Telephone Company, et al., Case
No. 729278 (Superior Court of California, Orange County)) was filed in May 1994. Plaintiffs in this case seek damages in excess of $1,400,000, punitive damages, treble damages, restitution, and injunctive relief. A fourth suit was filed in February 1994 (Cel-Tech Communications, Inc. et al. v. Los Angeles Cellular
Telephone Company et al., Case No. VC015535 (Superior Court of California, Los Angeles County)) containing claims relating to equipment sales and seeking injunctive relief, restitution and monetary damages. This case was tried in February and March 1995; after presentation of the plaintiff's case, the judge granted
LACTC's motion to dismiss the case in its entirety.

     In August 1994 a class action was filed against LACTC in California state court on behalf of the partnership's cellular telephone service customers and former customers in the greater Los Angeles area (Thomas and Nicola v. Los Angeles Cellular Telephone Company, et al., Case No. 734316, Superior Court of California, Orange County). The complaint alleges that LACTC has engaged in price fixing for cellular service rates with other cellular carriers in violation of California law. The complaint seeks actual damages on behalf of the class in excess of $100,000,000. The complaint further seeks treble damages and injunctive relief. A similar class action complaint was also filed in California state court in November 1994 on behalf of the customers of Los Angeles SMSA (Euros Cady v. Los Angeles Cellular Corp., Case No. 739101, Superior Court of California, Orange County).

     Another similar class action complaint was filed against LACTC in federal court in October of 1994, on behalf of former and current cellular customers of both LACTC and its competitor
Los Angeles SMSA. This case also specifically named Los Angeles
SMSA and its affiliate AirTouch Cellular (PacTel Cellular) as defendants. (Kagan and Sifuentes v. Los Angeles Cellular
Telephone Company, et al., Case No. 94-6923, U.S. District Court,
Central District of California). The complaint alleged that defendants engaged in price fixing for cellular service rates in violation of Sections 1 and 2 of the Sherman Act and sought damages, treble damages and injunctive relief. In March 1995, the judge entered an order granting LACTC's motion for a summary judgment in this case.

     A class action complaint similar to the Thomas case was filed in November 1993 against PacTel Cellular (AirTouch), Los Angeles SMSA and others in California state court (Garabedian v. California, Case No. 721144, Superior Court of California, Orange County). The complaint, brought on behalf of current and former customers of Los Angeles SMSA and LACTC, alleges that PacTel Cellular and LACTC conspired to fix cellular service prices. Like the Thomas case, the Garabedian complaint seeks damages in excess of $100,000,000, treble damages and injunctive relief. In March 1995, the court granted the motion of AirTouch and Los Angeles SMSA to add LACTC as a defendant in this case, and granted the plaintiffs' motion to certify the class. No trial date has been set in this case.

     LACTC intends to continue to defend the above-referenced lawsuits vigorously, and believes that it has meritorious defenses to the allegations contained in the complaints. The
Company does not expect that the decisions in these legal proceedings will have a material adverse effect on its financial position or results of operations.

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

     In August 1993, a class action lawsuit was filed on behalf of Texas cellular subscribers in state court in Texas (Crowley, et al. v. Houston Cellular Telephone Company, et al., Case No. 93-0879, Harrison County, Texas, 71st Judicial District). The defendants in this action are Houston Cellular Telephone Company, LIN Broadcasting Corporation, Metroplex Telephone Co., McCaw
Cellular Communications, Inc., and the affiliates of these entities providing cellular service in the State of Texas. The most recent petition, filed in March 1995, generally challenges the liquidated damages and automatic renewal provisions in annual cellular subscriber contracts. Plaintiffs have made the following allegations: (1) the contracts are unconscionable and violate the Texas Deceptive Trade Practices Act; (2) the liquidated damages provisions contained in the contracts constitute an illegal penalty; (3) the defendants have engaged in an antitrust conspiracy with each other and with their competitors to divide the cellular market in Texas by including the challenged provisions in their subscriber contracts and have therefore violated the Texas Free Enterprise and Antitrust Act; (4) the defendants engaged in a civil conspiracy by which the challenged provisions were included in the subscriber contracts; and (5) the defendants fraudulently concealed their illegal acts such that the running of any applicable statute of limitations has been suspended. Plaintiffs allege two separate sub-classes: the "damages" class, consisting of persons who breached their contracts and were thereby charged liquidated damages; and the "contracts" class, consisting of persons who are currently subject to the challenged provisions in their subscriber contracts. Neither of these sub-classes has been certified by the court at this time. Plaintiffs seek declaratory relief, damages, fees, costs and interest. Written and deposition discovery has commenced. No trial or class certification hearing dates have been set. The defendants intend to defend the lawsuit vigorously, and believe they have meritorious defenses to the allegations contained in the complaint. The Company does not expect that the decision in this legal proceeding will have a material adverse effect on its financial position or results of operations. The Company has been informed that the Office of the Attorney General of the State of Texas notified the Houston Partnership in March
1995 of that office's intention to file claims against that partnership that are largely similar to the claims presented in the Crowley case. Discussions have been held with representatives of the Attorney General's Office and are scheduled to continue.

     For a description of litigation related to the PMVG, see
"Business - Private Market Value Guarantee - Status of PMVG Sale
Process."

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1994.

                             PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's Common Stock is listed for quotation on the Nasdaq National Market under the symbol LINB. The following table sets forth, for the calendar quarters indicated, the high and low sales prices of the Common Stock on the Nasdaq National Market as reported in published financial sources. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Television Spin-off was completed on December 28, 1994; none of the following prices have been adjusted for that event, but prices for the period including and following that date reflect its effect.

    Year                                  High         Low

    1993
       First Quarter . . . .. . . . . .    $90          $75-1/2
       Second Quarter. . . .. . . . . .   $101          $80-1/4
       Third Quarter . . . .. . . . . .   $121-3/4      $98-1/2
       Fourth Quarter. . . .. . . . . .   $116-1/2     $108-1/4

    1994
       First Quarter . .. . . . . . . .   $117-1/4     $106-1/2
       Second Quarter. .. . . . . . . .   $122-1/4     $102-3/4
       Third Quarter . .. . . . . . . .   $140-3/4     $119-1/4
       Fourth Quarter. .. . . . . . . .   $146-1/4     $133

    1995
       First Quarter
         (through March 15, 1995). .  .   $141-1/2     $120-1/4


     As of February 28, 1995 there were 1,311 holders of record of Common Stock (which number does not include the number of stockholders whose shares are held of record by a broker or clearing agency but does include such a brokerage house or clearing agency as one recordholder).

     The Company has never paid cash dividends on its Common Stock. The Board of Directors will determine future dividend policy based on the Company's results of operations, financial condition, capital requirements and other circumstances. The Company's Bank Credit Facilities (described below) restrict the Company's ability to pay dividends to its stockholders. There are also restrictions on the ability of the Company's operating subsidiaries to pay dividends to the Company. It is not anticipated that any cash dividends will be paid on Common Stock in the foreseeable future.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     Set forth below is selected consolidated financial data of the Company for the past five years. This data should be read in conjunction with the consolidated financial statements of the Company and the notes thereto for the corresponding periods which are contained elsewhere in this Form 10-K.
                                                               Year Ended December 31,
(In thousands, except per share data)       1994(1)        1993           1992           1991           1990
-----------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
Net revenues . . . . . . . . . . . . . . .  $876,469      $688,557        $572,521        $468,137      $378,089
Operating income . . . . . . . . . . . . .   206,110       128,305         130,015          81,430       134,912
Equity in income of
  unconsolidated affiliates. . . . . . . .   115,010       103,125          96,977          82,338        70,607
Cumulative effect of the change in
   accounting for income taxes . . . . . .        --            --              --        (693,835) (2)       --
Net income (loss). . . . . . . . . . . . .  $564,150 (3)  $(60,727)       $(68,952)      $(838,131)    $(222,844) (4)

Per Share Amounts:
Income (loss) before cumulative
  effect of the change in accounting
  for income taxes . . . . . . . . . . . .    $10.84        $(1.18)         $(1.34)         $(2.81)       $(4.33)
Cumulative effect of the change in
  accounting for income taxes. . . . . . .        --             --              --         (13.50)            --
                                            --------       --------        --------       --------       --------
Net income (loss). . . . . . . . . . . . .    $10.84         $(1.18)         $(1.34)        $(16.31)       $(4.33)
                                            ========        ========       ========         ========      ========
Average common and common
  equivalent shares outstanding(5)            52,040          51,445          51,417           51,395       51,455

Balance Sheet Data:
Cash, cash equivalents and
  marketable securities. . . . . . . . . .   $47,467         $102,831        $122,495        $108,924       $63,809
Working capital. . . . . . . . . . . . . .  (171,948)         (69,269)         (6,580)         27,698        63,234
Total assets . . . . . . . . . . . . . . . 2,923,873        2,909,523       2,862,910       2,798,944     2,693,117
Long-term debt . . . . . . . . . . . . . . 1,443,125        1,551,447       1,694,338       1,769,682     1,716,250
Redeemable preferred stock
  of a subsidiary. . . . . . . . . . . . .        --        1,305,248       1,170,948       1,036,648       902,348
Stockholders' equity (deficit) . . . . . .  $297,738      $(1,102,365)    $(1,046,736)      $(978,573)    $(142,334)

(1) On June 24, 1994, the Company disposed of its equity interest in the Philadelphia cellular operations and its GuestInformant specialty publishing business in connection with the redemption of the LCH preferred stock. On December 28, 1994, the Company completed the Television Spin-off. As a result of these transactions, results of operations and financial position as of and for the year ended December 31, 1994 are not directly comparable to prior periods.

(2) The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", effective January 1, 1991. The effect of the adoption was the $693.8 million charge for the cumulative effect of the change in accounting and an increase in deferred taxes.

(3) Includes a gain of $468.7 million related to the redemption of the LCH Preferred Stock.

(4) Includes nonrecurring charges associated with the completion of the tender offer by McCaw of $292.9 million on a pre-tax basis and $245.6 million on an after-tax basis.

(5) Common equivalent shares are included only in 1994, since they would be antidilutive in all other years.

Selected Proportionate Cellular Operating Data

     The following table sets forth unaudited supplemental financial data for the Company's cellular segment reflecting proportionate consolidation of entities in which the Company has an interest. This presentation differs from the consolidation methodology used to prepare the Company's principal financial statements in accordance with generally accepted accounting principles (see Note 2 to the consolidated financial statements).
                                                  Year Ended December 31,
     (Dollars in thousands)                 1994(1)        1993           1992
-----------------------------------------------------------------------------------
Net revenues                               $959,174       $755,336       $609,426
Direct costs and expenses                   292,494        222,308        172,523
Marketing                                   263,560        176,298        144,238
Depreciation and amortization               154,277        139,224        126,841
Loss on disposal of fixed assets                 --         23,589             --
                                          ---------      ---------      ---------
Total operating costs                       710,331        561,419        443,602
                                          ---------      ---------      ---------
Operating income - proportionate basis     $248,843       $193,917       $165,824
                                          =========      =========      =========
Cellular systems:
  Proportionate subscribers (2)           1,083,000        865,000        649,000
  Proportionate pops (3)                 26,000,000     27,200,000     26,900,000

Operating Income Reconciliation
From Consolidation/Equity Accounting to Proportionate Accounting
Operating income -
  Consolidation/equity method (4)         $148,153        $77,993        $77,273
Equity in income of
  unconsolidated affiliates                115,010        103,125         96,977
Minority interests in net income of
  consolidated subsidiaries                (26,874)        (3,896)       (18,856)
Net income tax expenses included in
  equity in income of unconsolidated
  affiliates and minority interests (5)      6,677          5,901          5,222
Other adjustments (6)                        5,877         10,794          5,208
                                          ---------      ---------      ---------
Operating income -
  proportionate basis (see above)         $248,843       $193,917       $165,824
                                          =========      =========      =========

------------------------
(1) On June 24, 1994, the Company disposed of its equity interest in the Philadelphia cellular operation in connection with the redemption of the LCH preferred stock. On May 31, 1994, the Company acquired an additional 5.2% interest in the New York cellular operations. The proportionate operating data reflect these changes in ownership from the dates of the transactions.

(2) Calculated by multiplying (i) the total subscribers of a licensee in which, as of the date specified, the Company owned an interest by (ii) the percentage ownership interest in that licensee which the Company owned on such date.

(3) Calculated by multiplying (i) the Donnelley Marketing Service estimate of current year population in a market by (ii) the percentage ownership interest that the Company owned in a licensee.

(4)  See Note 12 to the Company's consolidated financial statements
- "Segment Data."

(5) Includes a $(2,766) cumulative effect of accounting change during 1993 due to the adoption of SFAS No. 109, "Accounting for Income Taxes," at the Company's former Philadelphia cellular affiliate.

(6) Elimination of interest income, interest expense and other non-operating income and expenses included in equity in income of unconsolidated affiliates and minority interests. Such amounts include $3,902 for 1994, $5,715 for 1993 and $1,582 for 1992 due to
equity in losses and interest expenses at the former Philadelphia affiliate due to that entity's ownership of an interest in a cable system operator.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The FCC has allocated additional spectrum for mobile communication services and recently concluded auctions for licenses to a significant portion of this spectrum. Federal and state authorities are also considering proposals that may result in the modification of rights held by providers of mobile communications services and the modification of relationships between facilities-based cellular carriers and resellers of cellular services. See
"Business - The Company's Cellular Operations-Cellular Competition" and "Governmental Regulation". The Company believes these initiatives will result in additional competition for the Company.
The FCC has already authorized one entity to provide a cellular-like mobile service in certain markets of the Company (in addition to the B Block cellular competition). Other entities have submitted winning bids in recent auctions for personal communication services licenses and are expected to launch service within the next few years. The Company also intends to pursue rights to offer additional mobile communications services. In light of the uncertainty as to the eventual outcome of any of these specific initiatives, including the nature and timing of the additional competitive services covered thereby, it is impossible to quantify at this time the impact of these legislative and regulatory initiatives or such competition on the Company at this time.

1994 COMPARED TO 1993

     LIN completed two transactions during 1994 which, together, had a significant effect on the Company's results of operations for the year and financial position as of December 31, 1994. On June
24, 1994, LCH Communications, Inc. ("LCH"), a wholly-owned subsidiary of the Company, redeemed all of its outstanding
Redeemable Preferred Stock (the "LCH Preferred Stock") held by
Comcast Cellular Communications Inc. in exchange for all of the capital stock of a subsidiary of LCH, whose assets consisted primarily of a 49.99% interest in the Philadelphia cellular system and the GuestInformant specialty publishing business, plus $12.3 million cash (which represented 15% of the fair market value of the WOOD-TV business). The Company recognized a non-cash tax-free gain of $468.7 million in connection with this transaction. The
Company's results of operations include the results of the consolidated publishing business and the equity investment in the Philadelphia operations through June 24, 1994. On December 28,
1994, the Company distributed all of the issued and outstanding shares of common stock of its previously wholly-owned subsidiary
LIN TV. The LIN TV operations comprised substantially all of the Company's former television broadcasting operations. The distribution was made in the form of a dividend payable to holders of record of the Company's common stock at the close of business on December 9, 1994. The Company's shareholders of record on that date received one share of LIN TV common stock for each two shares of the Company's common stock owned. The consolidated financial statements reflect an increase in the Company's additional paid-in capital of $41.25 million, representing the negative net book value of the assets and liabilities distributed. The results of operations of LIN TV are included through December 28, 1994.

     LIN reported consolidated net revenues of $876.5 million for 1994, an increase of 27% over 1993 net revenues of $688.6 million, primarily due to continued strong growth in cellular subscribers. The Company recorded consolidated net income for 1994 of $564.2 million, or $10.84 per share, compared to a consolidated net loss of $60.7 million, or $1.18 per share, for 1993. The 1994 results include a non-recurring gain of $468.7 million and a cessation of the preferred stock dividends in the second quarter as a result of the redemption of the LCH Preferred Stock.

Revenues

     Net revenues in 1994 for LIN's consolidated cellular operations (principally New York and Dallas-Fort Worth) increased 33% from 1993. This increase was primarily the result of a 38% increase in average subscribers, offset, in part, by a 3% decline in average revenue per subscriber, a trend that the Company expects will continue for at least the next several years. The decrease in average revenue per subscriber is primarily the result of a lower average rate per minute, a decline in long distance revenues per subscriber and a slight decline in average minutes of use per subscriber. The average rate decreased due to a number of factors, including promotional activities and pricing changes, which were offset in part by a change in the mix of customers. Long distance revenues per subscriber have declined primarily due to the October 1993 implementation of equal access at the Company's Los Angeles and Houston cellular operations, where the cellular long distance service operations are wholly-owned by the Company.

     The overall demand for wireless services continued to expand during 1994 and the Company expects to benefit from the anticipated continuation of this trend in the future, although there can be no assurance that this trend will continue at the same rate as it has historically. The Company is actively working toward improving the accessibility and value of cellular service in the future by participating in the development and deployment of important new services to complement the basic services now offered. During 1994, the Company continued to market enhanced cellular services in various of its markets including enhanced directory assistance, voice recognition, and data transmission services. The Company also introduced digital cellular service in New York during the first half of 1994 and continued to increase the market penetration of digital service in Los Angeles. The Company plans to introduce commercial digital service in its Dallas and Houston operations during 1995. During 1995 and beyond, the Company currently plans to implement such additional service improvements as digital messaging service, Caller ID and cellular digital packet data service. The expansion of digital service generally will increase the capacity of the Company's systems, while providing benefits to customers such as the enhanced services available only through the digital network and the longer battery life of digital phones. Continued growth in demand for basic cellular service, as well as demand for new services such as those discussed above should contribute to continued cellular revenue growth for the Company as well as mitigate the trend of declining revenue per subscriber.

     Media revenues increased 9% from 1993, due to continued improvement in both the national economy and the local economies where the Company operated, which stimulated growth in advertising spending. Due to the transactions discussed above, results of media operations in 1994 are not directly comparable to results of prior years, and media revenues are not expected to constitute a significant portion of the Company's revenues in the future.

Operating Costs and Expenses

     Direct operating expenses increased 13% from 1993 and represented 16% of net revenues versus 18% in 1993. This increase reflects increased cellular network operating expenses due to the subscriber growth and increased network size, an increase in television news and programming expenses and an increase in direct cellular fraud costs. The decline in direct operating expenses as a percentage of net revenues was primarily due to efficiencies in cellular network operations as well as a decline, as a percentage of revenues, in amounts paid to long distance carriers for long distance service that was resold by the Company to its subscribers. Selling, general and administrative expenses increased 45% from 1993 and increased to 43% of net revenues in 1994 versus 38% in 1993. The most significant reason for this increase was an increase in marketing expenses associated with the increase in new cellular subscribers. The Company added 59% more new subscribers in 1994 than in 1993. The cost per new subscriber added increased slightly and is expected to continue to increase for at least the next several years. The Company also had a large increase in costs related to cellular customer service and support. This reflects increases in customer support, billing, administration and other general expenses, including an increase in personnel necessary to administer cellular fraud related issues. The Company expects that operating expenses will continue to grow in the future as the subscriber base expands and additional services are provided.

However, the Company continues to invest in equipment and personnel to improve the efficiency and effectiveness of customer support and administration.

     Depreciation increased principally due to the addition of property and equipment to expand and improve the Company's cellular systems. The Company anticipates continued growth in depreciation expense in the future as additional capital expenditures will be required to support growth in the cellular subscriber base and to provide enhanced cellular services, including digital cellular. Amortization expense increased due to the effect of acquisitions as discussed in "Liquidity and Capital Resources" below. Absent any new acquisitions, annual amortization expense should decrease by approximately $15 million during 1995 as certain intangible assets became fully amortized in December 1994. During 1994, the Company completed the replacement of substantially all of the switching and cell site equipment in its Dallas operations (see further discussion in "Liquidity and Capital Resources"). The loss realized upon sale of the old cellular equipment at an amount less than its carrying value was provided for in 1993.

Other Income and Expenses

     Equity in income of unconsolidated affiliates rose 12% due to improved results at the affiliates, offset, in part, by the effect of the disposition of the Philadelphia affiliate in June 1994 as discussed earlier. Net revenues of these ventures increased 12 due primarily to an increase in subscribers offset, in part, by a decrease in average revenue per subscriber as well as the disposition of the Philadelphia affiliate. The trend of declining revenue per subscriber was consistent with that of LIN's consolidated cellular operations. Direct operating expenses of these ventures increased 28% and represented 12% of revenues versus 11% in the prior year. The increase was attributable primarily to increased network operations, long distance and roamer fraud expenses, offset in part by the effect of the Philadelphia disposition. Selling, general and administrative expenses of the ventures increased 18% and represented 41% of revenues versus 39% in the prior year. Selling expenses increased 17%, driven by an increase in new customer additions. General and administrative expenses also continued to increase as a result of the growth in subscribers. Depreciation and amortization expense of these ventures increased 1%, reflecting additional capital expenditures for cellular network capacity and coverage expansion, digital equipment conversion, offset in part by the Philadelphia disposition. Net other expense declined due to the Philadelphia disposition and as a result of litigation settlements in 1993.

     Interest expense (which includes the amortization of the financing and commitment fees) increased $16.2 million from 1993 due primarily to higher interest rates. The Company's weighted average interest rate on its borrowings was 5.79% during 1994 and 4.94% during 1993. As required under its Bank Credit Facilities (as defined below), the Company has entered into interest rate cap agreements. See Note 6 to the consolidated financial statements contained elsewhere in this Form 10-K.

     Minority interests in net income of consolidated subsidiaries increased $23.0 million primarily due to an increase in the net income of the Dallas and New York cellular operations, offset in part by a decrease in the minority interest accrual for the New York operation in 1994 as a result of the Company's acquisition of additional interests in that market in May 1994 (see Liquidity and Capital Resources). The increase in the net income of the Dallas operation was due in part to a $42.2 million loss incurred in 1993 as a result of the write-down and subsequent disposition of a substantial portion of cellular equipment.

     As discussed previously, the LCH Preferred Stock was redeemed in the second quarter of 1994. See further discussion in Note 7 to the consolidated financial statements. As a result, the Company is no longer required to accrue preferred stock dividends, which accrued at the rate of 15.8% annually, thereby reducing provisions for preferred stock dividends by approximately $100 million from 1993.

     The Company's effective tax rate of 31.5% in 1994 was substantially lower than the 47.2% in 1993 primarily due to the additional tax expense of $15.3 million recorded during 1993 as a result of the increase in the corporate tax rate from 34% to 35%. Pursuant to SFAS No. 109, the Company was required to record this one-time additional tax expense, and corresponding increase in deferred tax liability, as a result of the increase in the statutory tax rate.

1993 COMPARED TO 1992

     LIN reported net revenues of $688.6 million for 1993, an increase of 20% over 1992 net revenues of $572.5 million.
Consolidated cellular revenues increased 28% as strong cellular subscriber growth continued. Media revenues were up 2% from 1992.

     The Company recorded a consolidated net loss for 1993 of $60.7 million, or $1.18 per share, compared to a consolidated net loss of $69.0 million, or $1.34 per share, for 1992.

Revenues

     Net revenues for LIN's consolidated cellular operations (principally New York and Dallas) increased 28% from 1992. This increase was primarily the result of a 29% increase in average subscribers, offset, in part, by an 1% decline in average revenue per subscriber. The decrease in average revenue per subscriber is primarily the result of a lower average rate per minute offset by an increase in average minutes of use per subscriber. The average rate has decreased due principally to pricing actions such as actual rate decreases and/or including more minutes for a fixed price.

     Net revenues from the media segment increased 2% from 1992.
However, excluding cyclical political and Olympics revenues from both years, the increase was 6%.

Operating Costs and Expenses

     Direct operating expenses increased 11% from 1992 and represented 18% of net revenues versus 19% in 1992. This increase reflects increased cellular network operating expenses due to the subscriber growth and increased network size, as well as increased television news and programming expenses. Selling, general and administrative expenses increased 27% from 1992 and increased to 38% of net revenues in 1993 versus 36% in 1992. Among the factors contributing to the increase are additional marketing expenses associated with the increase in new cellular subscribers. The Company added 20% more new subscribers in 1993 than in 1992. The Company also had a large increase in costs related to cellular customer service and support. Depreciation increased principally due to the addition of property and equipment to expand and improve the Company's cellular systems. The loss on disposal of cellular equipment in 1993 reflects the loss realized on the replacement of cellular network equipment in Dallas-Fort Worth as discussed earlier.

Other Income and Expenses

     Equity in income of unconsolidated affiliates rose 6%.
Revenues of these ventures increased 16% due primarily to an increase in subscribers offset, in part, by a decrease in average revenue per subscriber. Direct operating expenses of these ventures increased 24% and represented 11% of revenues versus 10% in the prior year. This increase is due primarily to increased network operations, toll and roamer expenses at those cellular operations. Selling, general and administrative expenses of the ventures increased 17% and represented 39% of revenues in 1993 and in 1992.
The majority of this increase was due to increased marketing and sales expenditures associated with a 28% increase in the number of new customers. Depreciation expenses of these ventures increased

33%, reflecting additional capital expenditures for capacity expansion and increased coverage in all the ventures, and digital service equipment in Los Angeles. Other expenses also grew significantly due to settlement of certain lawsuits and equity in losses of a cable affiliate absorbed by Philadelphia.

     Interest expense (which includes the amortization of the financing and commitment fees) decreased $29.8 million from the 1992 amount due to lower interest rates and debt levels. The Company's weighted average interest rate on its borrowings was 4.94% during 1993 and 6.43% during 1992. This decrease was due both to reductions in the base borrowing rates as well as the applicable margin the Company pays. The reduction in borrowings was the result of scheduled principal repayments on the Bank Credit Facilities.

     Minority interests in net income of consolidated subsidiaries decreased $14.9 million primarily due to the equipment write-down incurred at the Dallas cellular operations as discussed above.

     As mentioned above, the Omnibus Budget Reconciliation Act of 1993 increased the corporate tax rate to 35% from 34%, effective as of January 1, 1993. Pursuant to SFAS No. 109, the Company recorded an additional tax expense of $15.3 million, with a corresponding increase in deferred tax liability.

LIQUIDITY AND CAPITAL RESOURCES

     The Company utilizes capital primarily to expand and improve its cellular systems, to make acquisitions of cellular interests and to make interest and principal payments on its indebtedness.
The Company's cellular operations continue to require substantial capital to increase system capacity and coverage areas, to enable provision of new services, and to expand and improve administrative support systems. During 1994, the Company completed the replacement of the existing cellular system in Dallas with a new system provided by L.M. Ericsson, the system vendor in all of the Company's markets. The capitalized costs for this project were approximately $100 million, of which approximately $45 million and $55 million was expended during 1994 and 1993, respectively. Additionally, the Company continued to invest in the conversion to digital cellular equipment and now has introduced commercial digital service in both New York and Los Angeles. The Company expects to begin providing digital service in Dallas and Houston in 1995. Although the conversion to digital services requires significant initial capital and marketing expenditures, there are several advantages such as an immediate three-fold capacity expansion and the establishment of a platform for future service enhancements, including short message transmission caller ID, improved data transmission and longer phone battery life. The
Company's share of expenditures in connection with the expansion of digital cellular service totaled approximately $30 million during

1994. Because of the large number of current customers with analog cellular phones that are not able to utilize the digital cellular service, the Company expects that the conversion from analog to digital service will be phased in over a number of years, during which time the Company will maintain both analog and digital transmitting equipment. During 1995, the Company expects that it will continue to invest capital to support the growth of its businesses, including implementation of digital networks and microcells, at levels similar to or in excess of its 1994 capital expenditure levels.

     In May 1994, the Company completed the acquisition of an additional 5.2% interest in the New York cellular market for approximately $145 million cash and a 100% interest in the Connecticut RSA-1 adjacent to the New York market for approximately $30 million cash.

     The Company's principal sources of funds are provided by operations and two bank credit facilities, a senior secured facility and a senior unsecured facility (together, the "Bank Credit Facilities"). The $200 million senior unsecured financing was established in June 1994. Under the Bank Credit Facilities, the Company had $1.6 billion outstanding and $220 million available as of December 31, 1994. The Company anticipates drawing on the available funds in 1995.

     All of the Company's cellular operations are owned by its wholly-owned subsidiary LIN Cellular Network, Inc. and are subject to the restrictions of the Bank Credit Facilities. With limited exceptions, none of the cash flows, proceeds of borrowings or proceeds from sales of assets from these operations are available to meet the cash needs of the Company for operations other than cellular operations. The Company's other assets not described above (principally its remaining television broadcasting interests and an interest in a mobile satellite corporation and some of its cash) are held free of any restriction. Under its Bank Credit Facilities, the Company must remain in compliance with a series of financial covenants which compare the levels of the Company's indebtedness to its cash flows as of the end of each quarter. As of December 31, 1994, the Company was in compliance with all covenants under the Bank Credit Facilities. However, if the Company fails to service its indebtedness, or satisfy or obtain waivers from the covenants contained in the Bank Credit Facilities, the Company will be in default. In such an event, holders of the Company's indebtedness will be able to exercise their rights including the right to declare all the borrowed funds and interest thereon immediately due and payable. If the Company were unable to repay such indebtedness, the holders of such indebtedness could proceed against their collateral, if any. The ability of the Company to comply with these provisions may be affected by events beyond its control.
Substantially all of the Company's assets, including its stock in subsidiaries and its ownership interests in entities holding cellular licenses, are pledged or encumbered as security for indebtedness. Further details with respect to the Company's Bank
Credit Facilities are contained in Note 6 to the consolidated financial statements contained elsewhere in this Form 10-K.

     The Company's indebtedness is due and payable over several years, with the amortization increasing significantly during the next few years. While the Company expects to have sufficient funds from operations and available under the Bank Credit Facilities to fund its operations and repay its indebtedness when due, there can be no assurance that this will occur as the Company continues to have substantial debt service and other operating and capital requirements. If cash generated from operations is not sufficient to fund those requirements, the Company will have to modify its operations or borrow additional amounts under its Bank Credit Facilities. There are conditions which must be satisfied before the banks will be required to lend those additional amounts. If these conditions are not satisfied, the banks may conclude it is not in their best interest to lend additional amounts to the Company. If the Company were unable to borrow the required amounts from the banks, it may seek to refinance the Bank Credit Facilities, issue additional debt through a private or public offering, sell equity or sell certain cellular interests or other assets. There can be no assurance that the Company will be able to obtain such refinancings, additional financing or asset sales when needed, or if carried out, that the terms will be favorable to the Company or its stockholders.

     Cash provided by operating activities totaled $216.8 million in 1994, compared to $221.0 million in 1993. The decrease was primarily due to an increase in income tax payments and interest expense and a reduction of cash received from equity affiliates. The reduction in cash received from equity affiliates was due primarily to significant additional capital expenditures of both the Los Angeles and Houston cellular affiliates as those operations expand their digital cellular networks.

     As of December 31, 1994, the Company had a deficit in working capital of $171.9 million, compared to a deficit of $69.3 million as of December 31, 1993. Among the factors contributing to the increased deficit are higher capital expenditures to support cellular subscriber growth and digital implementation and an increase in cellular marketing and operating costs in connection with the accelerated cellular subscriber growth. The Company expects that additional borrowings on its Bank Credit Facilities may be required to meet short-term liquidity needs, particularly if the rapid growth in cellular subscribers continues.

     The Company used $327.5 and $168.5 million of cash and cash equivalents for investing activities during 1994 and 1993, respectively, primarily as a result of capital expenditures and cellular acquisitions. As of December 31, 1994, the Company did not have any commitments that, in the aggregate or individually, were material to the Company, other than lease commitments discussed in
Note 11 to the consolidated financial statements.

     During 1994, the Company made scheduled principal repayments of $135.5 million on its Bank Credit Facilities compared to $71.4 million during 1993. Scheduled principal payments on the Bank
Credit Facilities increase to $151.9 million during 1995.

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

     None.

                              PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is hereby incorporated by reference the information under the captions "Election of Directors" and "Certain
Transactions" in the Company's Proxy Statement relating to its 1995 annual meeting of stockholders (the "Proxy Statement") and under "Business - Employees" contained in this Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

     There is hereby incorporated by reference the information under the captions "Election of Directors" and "Executive
Compensation" in the Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     There is hereby incorporated by reference the information under the captions "Principal Stockholders," "Election of Directors," "Security Ownership of Management" and "Beneficial Ownership of Common Stock of AT&T" in the Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference the information under the captions "Election of Directors" and "Certain
Transactions" in the Proxy Statement.

                               PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)(1)    Financial Statements Filed

          Report of Ernst & Young LLP, Independent Auditors

          Consolidated Financial Statements of the Company
          -    Consolidated Balance Sheets at December 31, 1994 and
               1993
          - Consolidated Statements of Operations for the Years Ended December 31, 1994, 1993 and 1992
          - Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1994, 1993 and 1992
          - Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992
          -    Notes to Consolidated Financial Statements


          Report of Ernst & Young LLP, Independent Auditors
          Independent Auditors' Report
          Report of Independent Public Accountants

          Combined Financial Statements of the Company's
          Unconsolidated Affiliates
          -    Combined Balance Sheets at December 31, 1994 and
               1993
          - Combined Statements of Income for the Years Ended December 31, 1994, 1993 and 1992
          -    Combined Statements of Ventures' Equity for the
               Years Ended December 31, 1994, 1993 and 1992
          -    Combined Statements of Cash Flows for the Years
               Ended December 31, 1994, 1993 and 1992
          -    Notes to the Combined Financial Statements

(a)(2)    Financial Statement Schedules Filed

          Financial Statement Schedules of the Company

          I -  Condensed Financial Information of Registrant
          II - Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 1994, 1993 and 1992

          Financial Statement Schedule of the Company's
          Unconsolidated Affiliates

          II - Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 1994, 1993 and 1992

     All other schedules have been omitted because the information is not required or is not applicable, or because the information required is included in the financial statements or the notes thereto.

(a)(3)   Exhibits

        3.1 Restated Certificate of Incorporation of LIN Broadcasting Corporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
        3.2       Amended and Restated By Laws.
        10.1* Amended and Restated 1969 Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on June 2, 1994)
        10.2(a)* Profit Sharing Plan, as amended and restated effective January 1, 1989 (the "Profit Sharing Plan") (incorporated by reference to Exhibit
                  10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
        10.2(b)*  Amendment, adopted November 22, 1994, to the
                  Profit Sharing Plan
        10.3* Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989)
        10.4 Partnership Agreement, dated as of March 18, 1983, among LIN Cellular Communications Corporation, Metromedia, Inc., and Cellular Systems, Inc. (incorporated by reference to
                  Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                  1992)
        10.5 Partnership Agreement, dated as of June 22, 1983, between Los Angeles Cellular Corporation and LIN Cellular Communications Corporation (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
        10.6 Stock Agreement, dated June 5, 1982, by and among Radio Broadcasting Company, LIN Broadcasting Corporation, LIN Cellular Communications Corporation, Metromedia, Inc., and AWACS, Inc. (incorporated by reference to
                  Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                  1992)

        10.7 Amended and Restated Partnership Agreement, dated as of November 9, 1984, among LIN Cellular Communications Corporation, D/FW Signal, Inc., MCI Cellular Telephone Company, Cellular Mobile Systems, Inc., and Mid-America Cellular Systems, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
        10.8 Amended and Restated Partnership Agreement, dated as of December 12, 1984, among Metro Mobile CTS, Cellular Systems, Inc., and Houston Mobile Cellular Communications Company (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
        10.9 Partnership Agreement, dated as of December 12, 1984, among American Mobile Communications of Houston and the Gulf, Houston Cellular Corporation, LIN Cellular Communications Corporation, MCI Cellular Telephone Company, Charisma Communications Corp. of the Southwest, and Cellular Mobile Systems of Texas, Inc. (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
        10.10 Partnership Agreement, dated as of September 1991, by and between Galveston Mobile Corporation and LIN Cellular Communications Corporation (incorporated by reference to
                  Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                  1992)
        10.11 Agreement, dated December 11, 1989, between the Company, MMM Holdings, Inc. and McCaw Cellular Communications, Inc. (incorporated by reference to Exhibit (c)(6) to Amendment No. 24 to
                  Schedule 14D-1 and Amendment No. 30 to Schedule 13D relating to the Offer filed by MMM Holdings, Inc. and McCaw with the Securities and Exchange Commission on December 12, 1989)
        10.12(a) Private Market Value Guarantee, dated December 11, 1989, between the Company and McCaw Cellular Communications, Inc. (the "Private Market Value Guarantee") (incorporated by reference to Exhibit (c)(7) to Amendment No. 24 to Schedule 14D-1 and Amendment No. 30 to Schedule 13D relating to the Offer filed by MMM Holdings, Inc. and McCaw with the Securities and Exchange Commission on December 12, 1989)
        10.12(b) First Amendment, dated June 7, 1994, to the Private Market Value Guarantee (incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K dated May 25, 1994)

        10.13 Exercise, dated October 27, 1989, of the Company's Rights of First Refusal to Acquire the Interests of Metromedia Company in Metro One Cellular Telephone Company, and Agreement of Purchase and Sale, dated October 3, 1989, by and between McCaw Cellular Communications, Inc. and Metromedia Company (incorporated by reference to
                  Exhibit 10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                  1989)
        10.14(a) Credit Agreement, dated as of August 1, 1990, among LIN Cellular Network, Inc., Morgan
                  Guaranty Trust Company of New York and the
                  Lenders Named therein (the "1990 Credit
                  Agreement") (incorporated by reference to
                  Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                  1990)
        10.14(b) Amendment No. 1, dated as of June 15, 1993, to the 1990 Credit Agreement
        10.14(c)  Amendment No. 2, dated as of May 31, 1994, to
                  the 1990 Credit Agreement
        10.15 Stock Acquisition Agreement, dated as of May 7, 1990, between LCH Cellular, Inc. and Metromedia Company (incorporated by reference to Exhibit
                  (b)(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990)
        10.16 Restated Certificate of Incorporation of LCH Communications, Inc. (formerly LCH Cellular, Inc.) (incorporated by reference to Exhibit
                  (b)(ii) to the Company's Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 1990)
        10.17 Stockholders Agreement, dated as of August 10, 1990, among Metromedia Company, LCH Holdings, Inc. and LCH Communications, Inc. (incorporated by reference to Exhibit (b)(iii) to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990)
        10.18(a)* Employee Stock Purchase Plan (the "ESPP")
                  (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 dated March 13, 1991 (Registration No. 33-39282))
        10.18(b)* Amendment, adopted November 2, 1994, to the ESPP
        10.19* Employment Agreement, dated as of October 17, 1990 of Gary Chapman (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1991)

        10.20*    Employment Agreement, dated as of April 16,
                  1991, of Donald Guthrie (incorporated by reference to Exhibit 10.30 to the Company's
                  Annual Report on Form 10-K for the year ended
                  December 31, 1991)
        10.21(a)* LIN Broadcasting Corporation Retirement Plan
                  (the "Retirement Plan"), as amended and restated as of January 1, 1989 (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1991).
        10.21(b)* Amendment to the Retirement Plan dated January
                  1, 1993 (incorporated by reference to Exhibit
                  10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)
        10.21(c)* Amendment, adopted November 22, 1994, to the
                  Retirement Plan
        10.22(a)* LIN Broadcasting Corporation Supplemental
                  Benefit Retirement Plan dated January 1, 1990
                  (the "Supplemental Plan") (incorporated by reference to Exhibit 10.33 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
        10.22(b)* Amendment, adopted November 22, 1994, to the
                  Supplemental Plan
        10.23* LIN Employee Plans, established in connection with the McCaw-AT&T Merger Agreement
                  (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)
        10.24* LIN Broadcasting Deferred Compensation Plan, dated December 15, 1993 (incorporated by reference to Exhibit 10.35 to the Company's
                  Annual Report on Form 10-K for the year ended
                  December 31, 1993)
        10.25 Distribution Agreement, dated as of December 28, 1994, between the Company and LIN Television Corporation ("LIN TV") (incorporated by reference to Exhibit 2.4 to the Report on Form
                  8-K dated December 28, 1994 filed by LIN
                  Television Corporation)
        10.26     Tax Allocation Agreement, dated as of December
                  28, 1994, between the Company and LIN TV
                  (incorporated by reference to Exhibit 99.1 to the Report on Form 8-K dated December 28, 1994 filed by LIN Television Corporation)
        10.27     Management Services Agreement, dated as of
                  December 28, 1994, between the Company and LIN
                  TV (incorporated by reference to Exhibit 99.2 to the Report on Form 8-K dated December 28, 1994 filed by LIN Television Corporation)

        10.28     Employee Benefits Allocation Agreement, dated as
                  of December 28, 1994, between the Company and
                  LIN TV (incorporated by reference to Exhibit
                  99.3 to the Report on Form 8-K dated December
                  28, 1994 filed by LIN Television Corporation)
        10.29     Consulting Agreement, dated as of December 28,
                  1994, between LIN TV, LCH Communications, Inc.
                  and LIN Michigan Broadcasting Corporation
                  (incorporated by reference to Exhibit 99.4 to
                  the Report on Form 8-K dated December 28, 1994
                  filed by LIN Television Corporation)
        10.30     Right of First Refusal Agreement, dated as of
                  December 28, 1994, between the Company and LIN
                  TV (incorporated by reference to Exhibit 99.5 to
                  the Report on Form 8-K dated December 28, 1994
                  filed by LIN Television Corporation)
        10.31(a)  Asset Purchase Agreement, dated June 7, 1994
                  among the Company, LIN TV, Cook Inlet
                  Communications Corp. and Cook Inlet
                  Communications, Inc. (the "Asset Purchase
                  Agreement") (incorporated by reference to
                  Exhibit 99.1 to the Company's Report on Form 8-K
                  dated December 28, 1994)
        10.31(b)  First Amendment, dated September 26, 1994. to
                  the Asset Purchase Agreement (incorporated by
                  reference to Exhibit 99.2 to the Company's
                  Report on Form 8-K dated December 28, 1994)
        10.31(c)  Second Amendment, dated December 6, 1994. to the
                  Asset Purchase Agreement (incorporated by
                  reference to Exhibit 99.3 to the Company's
                  Report on Form 8-K dated December 28, 1994)
        10.32     Credit Agreement, dated as of June 15, 1994,
                  among LIN Cellular Network, Inc., Toronto
                  Dominion (Texas), Inc. and the Lenders named
                  therein
        11        Statement regarding computation of earnings per
                  share
        21        Subsidiaries of the Registrant
        23.1      Consent of Ernst & Young LLP
        23.2      Consent of Deloitte & Touche LLP
        23.3      Consent of Arthur Andersen LLP
        24        Powers of Attorney with respect to Certain
                  Signatures
        27        Financial Data Schedule


*  Management contract or compensatory plan or arrangement.

(b)     Reports on Form 8-K

        A report on Form 8-K dated December 28, 1994 relating to the completion of the spin-off of LIN Television
        Corporation, as well as the selection of appraisers under the Private Market Value Guarantee process by the Independent Directors of the Company and AT&T, was filed dated December 28, 1994.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LIN BROADCASTING CORPORATION


                                    By: TOM A. ALBERG
                                        -----------------------
                                        Tom A. Alberg
                                        President, Chief Operating
                                         Officer
                                        March 31, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

           Signature                    Title                Date
          ----------              -----------------      -----------

                                Chairman of the Board
        Lewis M. Chakrin*            and Director       March 31, 1995
     --------------------
       Lewis M. Chakrin

                               Chief Executive Officer
                                (Principal Executive
        Steven W. Hooper*              Officer)         March 31, 1995
     --------------------
       Steven W. Hooper

                                  President, Chief
                                  Operating Officer
          Tom A. Alberg              and Director       March 31, 1995
     --------------------
          Tom A. Alberg

                            Senior Vice President-Finance
                               (Principal Financial and
        Donald Guthrie            Accounting Officer)   March 31, 1995
     --------------------
        Donald Guthrie


       Dennis J. Carey*                Director         March 31, 1995
     --------------------
         Dennis J. Carey

           Signature                    Title                Date
         ----------              -----------------      -----------


      Harold S. Eastman*              Director         March 31, 1995
     --------------------
        Harold S. Eastman


     W. Preston Granbery*              Director         March 31, 1995
     --------------------
       W. Preston Granbery


     William G. Herbster*              Director         March 31, 1995
     --------------------
       William G. Herbster


        Rolla P. Huff*                Director         March 31, 1995
     --------------------
          Rolla P. Huff


       Wilma H. Jordan*                Director         March 31, 1995
     --------------------
         Wilma H. Jordan


      Richard W. Kislik*              Director         March 31, 1995
     --------------------
        Richard W. Kislik

                                    Vice Chairman
                                    of the Board
                                     and Director
     --------------------
        Wayne M. Perry


                                       Director
     --------------------
        Florence L. Walsh


*By: TOM A. ALBERG
     -------------------------
     Attorney-in-fact

                    INDEX TO FINANCIAL STATEMENTS
                                                            Page

     Report of Ernst & Young LLP, Independent Auditors . . . . . . . . .F-1

     Consolidated Financial Statements of the Company

        Consolidated Balance Sheets at
            December 31, 1994 and 1993 . . . . . . . . . . . . . . . . .F-2
        Consolidated Statements of Operations for
            the Years Ended December 31, 1994,
            1993 and 1992. . . . . . . . . . . . . . . . . . . . . . . .F-4
        Consolidated Statements of Stockholders'
            Equity (Deficit) for the Years Ended
            December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . .F-6
        Consolidated Statements of Cash Flows for
            the Years Ended December 31, 1994,
            1993 and 1992. . . . . . . . . . . . . . . . . . . . . . . .F-7
        Notes to Consolidated Financial Statements . . . . . . . . . . F-12


     Report of Ernst & Young LLP, Independent Auditors . . . . . . . . F-32
     Independent Auditors' Report. . . . . . . . . . . . . . . . . . . F-33
     Report of Independent Public Accountants. . . . . . . . . . . . . F-34

     Combined Financial Statements of the
        Company's Unconsolidated Affiliates

        Combined Balance Sheets at December 31, 1994
            and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . F-35
        Combined Statements of Income for the Years Ended
            December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . F-37
        Combined Statements of Ventures' Equity for
            the Years Ended December 31, 1994, 1993
            and 1992 . . . . . . . . . . . . . . . . . . . . . . . . . F-38
        Combined Statements of Cash Flows for the
            Years Ended December 31, 1994, 1993 and 1992 . . . . . . . F-39
        Notes to Combined Financial Statements . . . . . . . . . . . . F-42


     Financial Statement Schedules of the Company
     I -  Condensed Financial Information of Registrant. . . . . . . . F-48
     II - Valuation and Qualifying Accounts and
            Reserves for the Years Ended
            December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . F-53

     Financial Statement Schedule of the Company's
     Unconsolidated Affiliates
     II -  Valuation and Qualifying Accounts and Reserves
            for the Years Ended December 31, 1994,
            1993 and 1992. . . . . . . . . . . . . . . . . . . . . . . F-54

          REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Stockholders of
     LIN Broadcasting Corporation


We have audited the accompanying consolidated balance sheets of LIN Broadcasting Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LIN Broadcasting Corporation and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                   ERNST & YOUNG LLP

Seattle, Washington
January 20, 1995

            LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 1994 AND 1993
                       (Dollars in thousands)

ASSETS                                              1994           1993
--------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                        $47,467         $86,366
  Marketable securities                                 --          16,465
  Accounts receivable, less allowance
     for doubtful accounts (1994-$17,395;
     1993-$18,138)                                 136,279         156,784
  Inventory                                         16,848           5,640
  Prepaid expenses and other
     current assets                                  9,907          16,320
---------------------------------------------------------------------------
     Total current assets                          210,501         281,575
----------------------------------------------------------------------------

Property and equipment, at cost, less
  accumulated depreciation                         450,698         405,762
Other noncurrent assets                             47,150          61,807
Investments in and advances to
  unconsolidated affiliates                        274,830         264,172
Cellular FCC licenses, less
  accumulated amortization
  (1994-$194,997; 1993-$148,672)                 1,727,546       1,627,371
Other intangible assets, less
  accumulated amortization
  (1994-$141,195; 1993-$145,853)                   213,148         268,836
----------------------------------------------------------------------------
Total Assets                                    $2,923,873      $2,909,523
============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------
Current Liabilities:
  Current portion of long-term debt               $151,875        $146,891
  Accrued income taxes                              34,875          34,241
  Accounts payable                                  67,880          37,975
  Unearned revenues                                 13,165          25,880
  Accrued interest payable                           5,399           2,685
  Payable to McCaw and AT&T                         21,069          16,064
  Other accruals                                    88,186          87,108
---------------------------------------------------------------------------
     Total current liabilities                     382,449         350,844
---------------------------------------------------------------------------



                             (continued)

            LIN BROADCASTING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (Continued)
                     DECEMBER 31, 1994 AND 1993
                       (Dollars in thousands)


LIABILITIES AND STOCKHOLDERS'
  EQUITY (Continued)                               1994           1993
--------------------------------------------------------------------------

Long-term debt                                   1,443,125       1,551,447
Deferred income taxes                              735,313         735,049
Other noncurrent liabilities                         6,741          13,091
Minority interests in equity of
  consolidated subsidiaries                         58,507          56,209
Redeemable preferred stock of a subsidiary              --       1,305,248
Stockholders' Equity (Deficit):
  Common stock, $.01 par value,
     150,000,000 shares authorized,
     55,329,000 shares issued                         553             553
  Paid-in capital                               1,055,169         224,689
  Deficit                                        (586,055)     (1,150,205)
---------------------------------------------------------------------------
                                                  469,667        (924,963)
---------------------------------------------------------------------------
Less common stock in treasury,
  at cost (1994-3,678,000 shares;
  1993-3,826,000 shares)                          171,929         177,402
----------------------------------------------------------------------------
   Total stockholders' equity (deficit)           297,738      (1,102,365)
---------------------------------------------------------------------------

Total Liabilities and
  Stockholders' Equity                         $2,923,873      $2,909,523
===========================================================================

                       See accompanying notes.

                        LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                       (Dollars in thousands, except per share amounts)

                                                           1994           1993           1992
------------------------------------------------------------------------------------------------
Net Revenues                                             $876,469        $688,557      $572,521
Operating Costs and Expenses:
  Direct operating                                        138,579         123,081       110,966
  Selling, general and administrative                     378,797         261,549       205,365
  Corporate expenses                                       11,831           8,340         7,571
  Depreciation                                             58,066          45,940        39,676
  Amortization of intangible assets                        83,086          79,190        78,928
  Loss on disposal of cellular equipment                       --          42,152            --
-------------------------------------------------------------------------------------------------
                                                          670,359         560,252       442,506
-------------------------------------------------------------------------------------------------
Operating Income                                          206,110         128,305       130,015
--------------------------------------------------------------------------------------------------
Other Income (Expenses):
  Equity in income of unconsolidated affiliates           115,010         103,125        96,977
  Investment income and other                               5,717           7,015         9,295
  Litigation settlement                                        --              --         7,032
  Interest expense                                       (111,638)        (95,407)     (125,218)
  Gain on redemption of preferred stock                   468,689              --            --
-------------------------------------------------------------------------------------------------
                                                          477,778          14,733       (11,914)
--------------------------------------------------------------------------------------------------
Income Before Income Tax Expense and
  Minority Interests                                      683,888         143,038       118,101
Income Tax Expense                                         59,289          65,569        33,897
------------------------------------------------------------------------------------------------
Income Before Minority Interests                          624,599          77,469        84,204

                                         (continued)


                        LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (Continued)
                       (Dollars in thousands, except per share amounts)

                                                            1994           1993           1992
------------------------------------------------------------------------------------------------

Minority Interests:
  In net income of consolidated subsidiaries                26,874          3,896        18,856
  Provision for preferred stock
     dividends of a subsidiary                              33,575        134,300       134,300
------------------------------------------------------------------------------------------------
Net Income (Loss)                                         $564,150       $(60,727)     $(68,952)
=================================================================================================

Net Income (Loss) Per Share                                 $10.84         $(1.18)       $(1.34)
=================================================================================================



                                   See accompanying notes.

                                       LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                    FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                                   (Dollars in thousands)
                                                                                                                     Total
                                                               Common      Paid-in                  Treasury     Stockholders'
                                                                Stock       Capital      Deficit       Stock         Deficit
-------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1991                                        $553       $221,766 $(1,020,526)    $(180,366)    $(978,573)
Net loss                                                            --             --     (68,952)           --       (68,952)
17,911 shares purchased for treasury                                --             --          --        (1,429)       (1,429)
39,192 shares issued from treasury for
  employee stock purchase plan, stock option
  exercises and tax benefits                                        --            315          --         1,903         2,218
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1992                                         553        222,081  (1,089,478)     (179,892)   (1,046,736)
Net loss                                                            --             --     (60,727)           --       (60,727)
19,218 shares purchased for treasury                                --             --          --        (1,798)       (1,798)
97,040 shares issued from treasury for
  employee stock purchase plan, stock option
  exercises and tax benefits                                        --          2,608          --         4,288         6,896
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1993                                         553        224,689  (1,150,205)     (177,402)   (1,102,365)
Net income                                                          --             --     564,150            --       564,150
9,275 shares purchased for treasury                                 --             --          --        (1,094)       (1,094)
155,702 shares issued from treasury for
  employee stock purchase plan, stock option
  exercises and tax benefits                                        --          5,404          --         6,567        11,971
Redemption of preferred stock of a subsidiary                       --        783,823          --            --       783,823
Spin-off of LIN Television Corporation                              --         41,253          --            --        41,253
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                                        $553     $1,055,169   $(586,055)    $(171,929)     $297,738
===============================================================================================================================
                                                  See accompanying notes.

                        LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                    (Dollars in thousands)

                                                           1994           1993           1992
------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                         $564,150       $(60,727)     $(68,952)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation and amortization                            141,152        125,130       118,604
  Amortization of cost associated
     with long-term debt                                     9,866          9,793        10,477
  Gain on redemption of preferred stock                   (468,689)            --            --
  Provision for loss on cellular equipment                      --         42,152            --
  Litigation settlement                                         --             --        (5,900)
  Minority interests in net income of
     consolidated subsidiaries                              26,874          3,896        18,856
  Provision for preferred stock dividends                   33,575        134,300       134,300
  Provision for losses on accounts receivable               18,200         14,359        14,930
  Equity in income of unconsolidated
     affiliates                                           (115,010)      (103,125)      (96,977)



                                         (continued)

                        LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                    (Dollars in thousands)

                                                           1994           1993           1992
------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES (continued):

  Changes in operating assets and liabilities:
     Increase in accounts receivable                       (49,129)       (48,394)      (34,554)
     Increase in inventories and other
       current assets                                      (17,529)        (3,626)       (2,580)
     Cash received from equity investees                    54,986         67,447        70,927
     Increase (decrease) in accounts payable                41,265         (1,194)        4,396
     Increase (decrease) in accrued
       income taxes                                         18,242         (8,587)        8,359
     Increase (decrease) in other
       current liabilities                                    (861)        25,235        (6,742)
     Increase (decrease) in deferred
       income taxes                                        (25,437)        26,647        (6,563)
     Decrease in minority interests                        (11,158)        (1,568)       (9,268)
     Tax benefits from stock option exercises                4,119          1,428           282
     Other                                                  (7,865)        (2,184)       (6,017)
-------------------------------------------------------------------------------------------------
       Total adjustments                                  (347,399)       281,709       212,530
-------------------------------------------------------------------------------------------------
     Net cash provided by operating activities             216,751        220,982       143,578
-------------------------------------------------------------------------------------------------



                                         (Continued)

                        LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                     FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                    (Dollars in thousands)



                                                           1994           1993           1992
-----------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Proceeds from sales of marketable securities             16,368          46,677        34,780
  Purchases of marketable securities                           --         (43,705)      (22,260)
  Proceeds from sale of property and equipment              8,016              --            --
  Capital expenditures                                   (164,330)       (150,475)      (71,505)
  Cellular and television acquisitions                   (174,993)        (36,879)           --
  Investments in and advances to
     unconsolidated affiliates, net                        (3,494)         15,854       (26,709)
  Cash divested in LIN Television spin-off                 (9,113)             --            --
---------------------------------------------------------------------------------------------------
     Net cash used for investing activities             $(327,546)      $(168,528)     $(85,694)
--------------------------------------------------------------------------------------------------

                                         (Continued)

                        LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                     FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                    (Dollars in thousands)
                                                           1994           1993           1992
-----------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Proceeds from long-term bank loans                     $350,000             $--           $--
  Repayment of long-term bank loans                      (265,480)        (71,344)      (31,818)
  Increase in deferred commitment/
     financing fees                                        (5,467)             --            --
  Redemption of preferred stock                           (13,167)             --            --
  Proceeds from common stock issued for stock
     purchase plan and stock options                        7,104           4,145         1,641
  Purchase of common stock for treasury                    (1,094)         (1,798)       (1,429)
-------------------------------------------------------------------------------------------------
     Net cash provided (used) for
       financing activities                                71,896         (68,997)      (31,606)
--------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                        (38,899)        (16,543)       26,278

Cash and Cash Equivalents at Beginning of Year             86,366         102,909        76,631
------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Year                  $47,467         $86,366      $102,909
=================================================================================================
                                         (Continued)

                        LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                     FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                    (Dollars in thousands)
                                                          1994           1993           1992
----------------------------------------------------------------------------------------------

                      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


Cash paid for:

  Interest                                                 $99,023         $88,373      $119,823

  Income taxes                                             $81,997         $47,612       $34,384

Significant non-cash investing and financing activities:

On June 24, 1994, LCH Communications, Inc. ("LCH"), a wholly-owned subsidiary of the
Company, redeemed all of its outstanding Redeemable Preferred Stock held by Comcast Cellular
Communications Inc., in exchange for all of the capital stock of a subsidiary of LCH, whose assets consisted primarily of a 49.99% interest in the Philadelphia cellular system and the
GuestInformant specialty publishing business, plus $12.3 million cash (which represented 15%
of the fair market value of the WOOD-TV business). The additional $0.9 million cash reflected in the cash flow statement above represented cash held by GuestInformant.

On December 28, 1994, the Company distributed all of the issued and outstanding shares of common stock of its previously wholly-owned subsidiary LIN Television Corporation ("LIN
TV"). The Company's stockholders of record on December 9, 1994 received one share of LIN TV common stock for each two shares of the Company's common stock owned. The $9.1 million cash reflected in the cash flow statement represented cash held by LIN TV.


                                   See accompanying notes.

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization and Operations

The Company is engaged in the ownership and operation of cellular telephone systems and one television station. On December 28, 1994, the Company spun-off its LIN Television Corporation subsidiary which owned six television stations (see Note 3). McCaw Cellular Communications, Inc. ("McCaw"), a wholly-owned subsidiary of AT&T Corp. ("AT&T"), currently owns approximately 52% of the outstanding shares of the Company.

NOTE 2 - Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and cellular ventures in which the Company has voting control. The Company's investments in cellular ventures in which it has voting interests of at least 20% but not more than 50% (Los Angeles, Houston and Galveston) are accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated.

CELLULAR FCC LICENSES AND OTHER INTANGIBLE ASSETS: Cellular FCC licenses represent costs to acquire cellular licenses authorized by the Federal Communications Commission. Other intangible assets primarily represent costs allocated in acquisitions to customer lists, goodwill and other intangibles. Intangible assets acquired subsequent to October 31, 1970 are being amortized over the lesser of their useful lives or forty years, in accordance with Accounting Principles Board Opinion No. 17. The carrying value of intangible assets will be reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that intangible assets will not be recoverable, the Company's carrying value of the intangible assets will be reduced by the estimated shortfall of cash flows.

CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES: Certain highly liquid, short-term investments which have a maturity of three months or less when purchased are considered cash equivalents. The Company's excess cash is invested in US Government obligations and money market instruments. Investments which do not meet the definition of a cash equivalent are classified as marketable securities. Marketable securities are carried at aggregate cost which approximates market value. Net realized gains and losses on security transactions are determined on a specific cost basis.

INVENTORY:  Inventories are stated at the lower of cost
(first-in, first-out) or market.

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - Significant Accounting Policies (continued)

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

NET INCOME (LOSS) PER SHARE: Net income (loss) per share is based upon the weighted average common and equivalent shares outstanding during the year. Common stock equivalents are excluded from the calculation when their effect is antidilutive. Average common and equivalent shares outstanding for the years ended December 31, 1994, 1993 and 1992 totaled 52,040,000,
51,445,000 and 51,417,000, respectively.

For 1994, a separate earnings per share calculation for the excess of carrying amount of preferred stock over the fair value of consideration transferred to the holder of the preferred stock added to primary net income is shown below:

                                                 Amount         Per Share
                                                 -------        ---------

Net income                                      $564,150            $10.84
Excess carrying value of
  preferred stock over fair
  value of consideration transferred             783,823             15.06
                                                --------          --------
Total                                         $1,347,973            $25.90
                                              ==========          ========

RECLASSIFICATIONS: Certain reclassifications have been made to the prior years' financial statements in order to conform to the 1994 presentation.

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Business Divestiture and Acquisitions

Distribution of LIN Television Corporation: On December 28, 1994, the Company distributed all of the issued and outstanding shares of common stock of its previously wholly-owned subsidiary LIN Television Corporation ("LIN TV"). LIN TV operations comprised substantially all of the Company's former broadcast media operations. The distribution was made in the form of a dividend payable to holders of record of the LIN Broadcasting common stock at the close of business on December 9, 1994. The Company's stockholders of record on that date received one share of LIN TV common stock for each two shares of the Company's common stock owned. The consolidated financial statements reflect an increase in the Company's additional paid-in capital of $41.25 million, representing the negative net book value of the assets and liabilities distributed. The results of operations of LIN TV have been included in the Company's consolidated financial statements through December 28, 1994. The table below summarizes the assets and liabilities distributed:

       (in thousands)                                Amount
       ------------------------------------------------------
       Current assets                                $56,085
       Noncurrent assets                             154,296
       Current liabilities                            66,062
       Noncurrent liabilities                        185,572
       Deficit                                        41,253

The Company entered into a tax allocation agreement with LIN TV that provides for the allocation between the Company and LIN TV of responsibilities, liabilities and benefits relating to or affecting taxes paid or payable by either of them or their respective subsidiaries for all taxable periods before and after the distribution. Generally, the tax allocation agreement provides that the Company will prepare, file and pay taxes associated with all tax returns for periods beginning before the distribution date that are required to be filed on a consolidated, combined or similar group basis unless none of the Company or its subsidiaries (other than LIN TV and its subsidiaries) is included in such return. Other tax returns will be filed by LIN TV if they relate to television businesses (as defined) or by the Company if they relate to LIN businesses. The agreement also provides that each of the Company and LIN TV will pay all taxes that are payable as a result of the distribution and the failure after the distribution of such party to act in conformity with statements (insofar as such statements are applicable to such party) set forth in the Internal Revenue Service ("IRS") letter ruling regarding the distribution and in filings with the IRS made in connection with the IRS letter ruling.

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - Business Divestitures and Acquisitions (continued)

Certain subsidiaries of the Company also entered into a consulting agreement with LIN TV, pursuant to which LIN TV will provide management and operational consulting for WOOD-TV and WOTV-TV, and a right of first refusal agreement, pursuant to which, in the event the Company receives and wishes to accept an offer to purchase assets associated with WOOD-TV or WOTV-TV, LIN TV has the right to purchase such assets at the offered price.

During 1994, the Company divested its interests in the Philadelphia cellular operation and the GuestInformant specialty publishing business. See further discussion in Note 7.

Acquisitions: On May 31, 1994, the Company acquired an additional 5.2% interest in the New York City cellular licensee for approximately $145 million in cash, bringing the Company's total interest in the New York City licensee to 98.3%. The New York City acquisition was funded through proceeds from the Company's senior unsecured bank credit facility (see Note 6).

On May 25, 1994, the Company acquired a 100% interest in the Litchfield County, Connecticut (Connecticut RSA-1) cellular licensee for aggregate consideration of approximately $30 million cash.

On October 6, 1993, the Company acquired a 100% interest in the Newton, Texas (Texas RSA-17) cellular licensee for approximately
$36 million cash.

All of the above acquisitions have been accounted for using the purchase method, and the excess of the costs over fair market values of the tangible assets acquired has been assigned to Cellular FCC licenses, customer lists, goodwill and other intangible assets.

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Property and Equipment

The major classifications of property and equipment are as follows:

                                                       December 31,
    (in thousands)                                  1994           1993
-------------------------------------------------------------------------

Land                                                  $867         $5,860
Buildings and improvements                          39,524         48,307
Broadcasting and publishing equipment               11,976         70,001
Cellular equipment                                 416,344        412,824
Construction in progress and other                 122,993        154,061
                                                  --------       --------
                                                   591,704        691,053
Less accumulated depreciation                      141,006        285,291
                                                  --------       --------
                                                  $450,698       $405,762
                                                  ========       ========


NOTE 5 - Investments in and Advances to Unconsolidated Affiliates

As indicated in Note 2, the Company's investments in cellular partnerships or corporations in which it has voting interests of at least 20% but not more than 50% (Los Angeles, Houston and Galveston) are accounted for on the equity method. In June 1994, the Company disposed of its interest in the Philadelphia cellular venture in connection with the redemption of preferred stock (see
Note 7).

The Company controlled approximately 1.86 million shares of the common stock of American Mobile Satellite Corporation ("AMSC") as of December 31, 1994 and 1993. This investment is accounted for at cost and amounted to $27.3 million as of December 31, 1994 and 1993. As of December 31, 1994, the market value of AMSC common stock controlled by the Company was $23.7 million based on the closing price on that date.

The Company also had loans and advances totaling $13.6 and $10.2 million outstanding as of December 31, 1994 and 1993, respectively, to certain of its unconsolidated affiliates. The loans carry interest at prime plus 1% and mature in 1995.

                       LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Investments in and Advances to Unconsolidated Affiliates
         (continued)

The following is a summary of combined results of operations, assets, liabilities and equity of significant investments accounted for on the equity method:
    At 100% (in thousands)                                1994             1993              1992
------------------------------------------------------------------------------------------

Net revenues                                            $788,932          $704,550        $606,277
Net income                                              $270,800          $255,685        $238,084
LIN's equity in income                                  $115,010          $103,125         $96,977

Current assets                                          $184,699          $183,577        $137,553
Noncurrent assets                                        501,928           488,052         423,676
                                                      ----------        ----------      ----------
   Total assets                                         $686,627          $671,629        $561,229
                                                      ==========        ==========      ==========

Current liabilities                                     $159,160          $127,976         $83,152
Noncurrent liabilities                                        --           100,950         130,932
                                                      ----------        ----------      ----------
   Total liabilities                                     159,160           228,926         214,084

Equity                                                   527,467           442,703         347,145
                                                      ----------        ----------      ----------
   Total liabilities and equity                         $686,627          $671,629        $561,229
                                                      ==========        ==========      ==========

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Long-Term Debt

Long-term debt consists of the following:

                                                      December 31,
         (in thousands)                             1994           1993
-------------------------------------------------------------------------
Bank Credit Facilities
  LIN Cellular Network, Inc.:
    Term credit facilities                      $1,315,000     $1,316,250
    Revolving credit facilities                    280,000        160,000
                                                ----------     ----------
                                                 1,595,000      1,476,250
  LIN Television Corporation:
    Term credit facility                                --        159,088
    Revolving credit facility                           --         63,000
                                                ----------     ----------
                                                        --        222,088
                                                ----------     ----------
                                                 1,595,000      1,698,338
  Less current portion of
    long-term debt                                 151,875        146,891
                                                ----------     ----------
                                                $1,443,125     $1,551,447
                                                ==========     ==========

The Company's wholly-owned subsidiary, LIN Cellular Network, Inc. ("LCNI"), which owns all of the Company's cellular operations, has a senior secured and a senior unsecured bank credit facility (the "Bank Credit Facilities"). As of December 31, 1994, the aggregate additional borrowing capacity available to the Company under these two facilities totaled $220 million. Fees incurred in connection with the Bank Credit Facilities are classified as noncurrent assets and are being amortized over the contractual terms of the facilities.

The aggregate amounts of principal maturities on the utilized portions of the Bank Credit Facilities subsequent to December 31, 1994 are as follows:

       (in thousands)                                Amount
       -----------------------------------------------------
       1995                                         $151,875
       1996                                          208,625
       1997                                          253,875
       1998                                          299,125
       1999                                          327,500
       Thereafter                                    354,000
                                                   ---------
                                                  $1,595,000
                                                  ==========

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Long-Term Debt (continued)


Under the Bank Credit Facilities, interest is payable, at the Company's discretion, at the prevailing prime rate, LIBOR or CD rates, plus an applicable margin. Interest is fixed for a period ranging from one month to twelve months, depending on availability of the interest basis selected, although if the Company selects a prime-based loan, the interest rate will fluctuate during the period as the prime rate fluctuates. The applicable margin for each loan will be determined each quarter based on LCNI's ratio of adjusted senior debt (as determined under the appropriate Bank Credit Facility) to cash flow, as defined. Due to the frequent repricing of the borrowings under the Bank Credit Facilities, the book values at December 31, 1994 approximate fair values.

The Bank Credit Facilities contain covenants restricting certain activities by LCNI and its subsidiaries, including, without limitation, restrictions on (i) acquisitions and investments,
(ii) the incurrence of debt, (iii) distributions and dividends to stockholders, (iv) mergers and sales of assets, (v) prepayments of subordinated indebtedness, (vi) the creation of liens and
(vii) the issuance of preferred stock. In addition, LCNI will be required to apply cash proceeds from certain sales of assets that are not reinvested in similar assets and excess cash flow, as defined, to the prepayment of loans. The Company has not guaranteed the repayment of amounts under the Bank Credit Facilities.

LCNI is required to maintain compliance with certain financial covenants set forth in the Bank Credit Facilities, including ratios of senior debt and combined debt to cash flow and cash flow to debt service or fixed charges. LCNI pledged as security the capital stock of certain of its subsidiaries, including those owning the Company's interests in the New York, Dallas-Fort Worth and Houston cellular partnerships. The Company also pledged as security the capital stock of LCNI under the Bank Credit Facilities.

The Bank Credit Facilities contain customary provisions concerning events of default, including (i) failure to make principal or interest payments when due, (ii) failure to comply with covenants, (iii) misrepresentations, (iv) defaults on other indebtedness, (v) material adverse change in the business, condition, operations, performance or properties of the borrower,
(vi) unpaid judgments and (vii) standard ERISA and bankruptcy defaults. In addition, it shall be an event of default if AT&T or McCaw fails to have the right to cause the election of its

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Long-Term Debt (continued)

nominees to a majority of the directorships of the Board of Directors of the Company or of McCaw or if AT&T fails to have economic ownership of at least 51% of the combined voting power of all voting stock of McCaw.

The weighted average interest rate was 7.04% for the term and revolving credit facilities at December 31, 1994. The Bank Credit
Facilities provide for annual fees of .5% of the unused commitments.

In order to comply with covenants under its Bank Credit Facilities and to provide protection against rising interest rates, the Company entered into interest rate cap agreements with notional amounts of $850 million, $840 million and $1.35 billion as of December 31, 1994, 1993 and 1992. The rate cap agreements in effect as of December 31, 1994 have expiration dates ranging from July 1995 to September 1997. All of the interest rate caps are based on three month LIBOR and have strike rates ranging from 8% to 8.5%. During the past three years, the prevailing market rates have been below the rate caps in effect, thus the only effect on the Company's interest expense has been the amortization of the cost of the caps of $860, $1,951, and $2,669 during the years ended December 31, 1994, 1993 and 1992, respectively. In the event that a counterparty to an interest rate cap fails to fulfill its obligation, the Company would be required to pay the interest rate on the underlying debt without the benefit of the hedge.

NOTE 7 - Redeemable Preferred Stock of a Subsidiary

On June 24, 1994, LCH redeemed all of its outstanding Redeemable Preferred Stock held by Comcast Cellular Communications Inc., in exchange for all of the capital stock of a subsidiary of LCH, whose assets consisted primarily of a 49.99% interest in the Philadelphia cellular system and the GuestInformant specialty publishing business, plus $12.3 million cash (which represented 15% of the fair market value of the WOOD-TV business).

The Company has accounted for this transaction as a nonmonetary exchange. Accordingly, the Company recognized a gain of $468.7 million, which represented the excess of the estimated fair market values over the book values of the assets exchanged. The $783.8 million difference between the book value of the Preferred Stock and the fair values of the assets exchanged was credited to additional paid-in capital. The Company has reported the redemption to the IRS as a tax-free transaction.

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Stockholders' Equity

McCaw currently owns approximately 52% of the outstanding Common Stock of the Company. Pursuant to the Private Market Value Guarantee ("PMVG") between the Company and McCaw, a process began on January 1, 1995 to determine the private market price per share of the Company. The private market value is being determined by Lehman Brothers Inc. and Bear, Stearns & Co, designated jointly as the Company's independent directors' appraiser, and by Morgan Stanley & Co. Incorporated, designated as McCaw's appraiser, and if necessary by a third party appraiser. After the price is determined, McCaw will have 45 days to decide whether to proceed with the acquisition of all the public shares of the Company at that price, subject to the approval of the Company's public shareholders, or to put the Company in its entirety up for sale under the direction of the Company's independent directors. Such a sale would also be subject to approval by the Company's public shareholders.

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

Pursuant to the Company's 1969 stock option plan, as amended, incentive and nonqualified options have been granted or are available for grant to officers and key employees at prices not less than the fair market value at date of grant. The exercise price of each outstanding option granted prior to December 28, 1994 to purchase Company stock was adjusted to give effect to the LIN TV spin-off by reducing the exercise price based on the relative fair market values of the corresponding common stocks after the spin-off. As a result, each exercise price was adjusted to approximately 90% of its original amount.

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - Stockholders' Equity (continued)

Options are generally not exercisable until one year after grant, have vesting terms ranging from two to five years, and expire ten years from date of grant. Changes in incentive and nonqualified stock options granted and outstanding are as follows:

                                           Shares       Prices Per Share
---------------------------------------------------------------------------
Options outstanding at
  December 31, 1991                       818,356          $6.28 - $82.70
    Granted                               521,350          69.57  - 70.48
    Exercised                             (25,101)          6.28  - 45.30
    Canceled or expired                   (51,410)         39.56  - 82.70
                                        ----------
Options outstanding at
  December 31, 1992                     1,263,195           7.30 -  82.70
    Granted                               473,300          80.48 - 100.49
    Exercised                             (84,911)          8.47 -  70.48
    Canceled or expired                   (52,335)         20.33 -  69.57
                                        ----------
Options outstanding at
  December 31, 1993                     1,599,249           7.30 - 100.49
    Granted                               301,550         100.26 - 133.50
    Exercised                            (145,120)          7.30 - 101.83
    Canceled or expired                   (71,605)         39.56 - 100.49
                                        ----------
Options outstanding at
  December 31, 1994                     1,684,074        $13.78 - $133.50
                                        ==========

As of December 31, 1994, there were 691,045 exercisable options to purchase shares and there were 724,895 options available for future grants. Pursuant to the Company's stock option plan, in the event of a "change in control" (as defined in the plan) of the Company, vested options at the time of the change in control may be surrendered by officers of the Company, subject to Section 16 of the Securities Exchange Act of 1934, as amended, in exchange for a cash payment per share by the Company equal to the difference between the exercise price for the option and the greater of the highest amount paid to any holder of common stock by the acquiror in connection with the resulting change in control or the highest selling price of the common stock during the 90-day period prior to the date of surrender of the option.

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Stockholders' Equity (continued)

Notwithstanding the foregoing, if a change in control results in the consolidation or merger of the Company with McCaw or a successor to McCaw under the PMVG, and McCaw or any such successor is the surviving company or if McCaw becomes the beneficial owner of 80% or more of the Company's stock (other than pursuant to a private market sale, as defined in the Company's PMVG with McCaw), each outstanding option shall be converted into an option to purchase McCaw's Class A Common Stock or the common stock of any such successor (or in the event that McCaw or any such successor is not publicly traded, the ultimate parent thereof). If a change in control results from a private market sale, upon a vote by a majority of the Company's independent directors, each outstanding option will be converted into an option to purchase the common stock of the acquirer. If the independent directors do not approve the conversion, the Company may (but is not required to) cancel each such option in exchange for a payment per share in cash equal to the excess of the purchase price per share in the private market sale over the exercise price of such option.

The Company's Employee Stock Purchase Plan ("ESPP") allows eligible employees to purchase shares of the Company's common stock, through regular payroll deductions, at 85% of the closing market price of the stock as of the last trading day of each month. The ESPP restricts participant purchases to no more than $25,000 of stock in any calendar year. A total of 300,000 shares have been authorized under the ESPP. There are no charges or credits to income in connection with the ESPP. During 1994, common stock was purchased and distributed to employees at prices ranging from $90.31 to $122.40 per share.

The Company has a Stockholder Rights Plan ("Rights Plan") designed to strengthen its bargaining position on behalf of its stockholders in the event of coercive stock accumulation programs, inadequate offers or other tactics that may be used to gain control of the Company without offering a fair and adequate price to all stockholders. Under the Rights Plan, each stockholder has one right for each share of the Company's outstanding common stock that entitles the holder to purchase one one-thousandth (1/1000th) of a share of a participating preferred stock. At the present time, the rights are attached to the common stock and are not exercisable, and they do not represent any significant value to stockholders. The rights become valuable, as a result of becoming exercisable into capital stock at a substantial discount price, if any person acquires 15% or more of the Company's outstanding common stock or upon the occurrence of certain other events, including a merger or other business combination involving the Company. The Rights Plan, as amended,

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Stockholders' Equity (continued)

provides that the acquisition of McCaw by AT&T and the consummation of the transactions contemplated or permitted by the PMVG will not constitute a Triggering Event or cause AT&T or McCaw or any of their affiliates to become an Acquiring Person
(each as defined) under the Rights Plan.

NOTE 9 - Income Taxes

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and the tax basis of assets and liabilities given the provisions of the enacted tax laws. The components of the net deferred tax liability are as follows:

                                              Deferred Income Taxes
     (in thousands)                          Assets        Liabilities
------------------------------------------------------------------------
December 31, 1994
  Intangible assets                               $--         $642,926
  Property and equipment                           --           90,288
  Other                                            --            2,099
                                             --------         --------
  Total                                           $--         $735,313
                                             ========         ========
December 31, 1993
  Intangible assets                               $--         $628,822
  Property and equipment                           --           82,813
  Other                                         2,365           25,779
                                             --------         --------
  Total                                        $2,365         $737,414
                                             ========         ========

The components of income tax expense are as follows:

   (in thousands)                           1994      1993      1992
-------------------------------------------------------------------------
Current:
  Federal                                $54,482    $33,984     $29,753
  State                                    7,459      4,938      14,216
                                         --------   --------   --------
                                          61,941     38,922      43,969
Deferred:
  Federal                                    (93)    26,800      (5,828)
  State                                   (2,559)      (153)     (4,244)
                                         --------   --------   --------
                                          (2,652)    26,647     (10,072)
                                         --------   --------   --------
                                         $59,289    $65,569     $33,897
                                         ========   ========   =========

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Income Taxes (continued)

The deferred tax benefit results largely from the amortization of intangible assets, offset in part by the excess of tax over financial statement depreciation.

The Omnibus Budget Reconciliation Act of 1993 increased the corporate tax rate to 35% from 34% effective as of January 1, 1993. Pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company recorded an additional tax expense of $15.3 million in the third quarter of 1993, with a corresponding increase in deferred tax liability.

The following table reconciles the amount which would be provided by applying the 35% federal statutory rate to income before income tax expense to the federal income taxes actually provided.


   (in thousands)                           1994      1993      1992
------------------------------------------------------------------------
Expense assuming federal
  statutory rate                        $239,361    $50,064     $40,154
Nontaxable gain on redemption
  of preferred stock                    (164,041)        --          --
Equity investments                        (4,572)    (5,672)     (4,169)
State and local taxes, net
  of federal benefit                       3,185      3,110       6,582
Tax expense not provided on
  minority partners' share
  of income                               (8,147)     1,027      (4,734)
Change in statutory tax
  rate from 34% to 35%                        --     15,335          --
Other                                     (6,497)     1,705      (3,936)
                                         --------   --------    --------
Total income tax expense                 $59,289    $65,569     $33,897
                                         ========   ========    ========

NOTE 10 - Retirement Plans

On December 28, 1994, the Company transferred sponsorship of the contributory retirement plan to LIN TV in connection with the spin-off of those operations (see Note 3). LIN TV assumed all rights and responsibilities associated with the Plan. The transfer was made at book value and no significant gain or loss was recognized.

Employees of the Company's consolidated cellular operations are covered by 401(k) plans that provide matching contributions from the Company.

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Commitments and Contingencies

The Company leases various property, equipment and cellular sites under noncancellable operating leases. Rent expense relating to such leases amounted to $19.1 million, $15.9 million and $13.2 million in 1994, 1993 and 1992, respectively. Annual commitments for rental payments, principally on real property operating leases, after December 31, 1994 are as follows: 1995-$19.0 million; 1996-$17.5 million; 1997-$16.7 million; 1998-$16.1 million; 1999-$15.4 million and thereafter-$98.0 million.

The Company and its subsidiaries are from time to time defendants in and are threatened with various legal proceedings arising from their regular business activities. In particular, certain of the Company's unconsolidated cellular affiliates have been named as defendants in various legal proceedings:

The Los Angeles cellular partnership and several related parties have been named as defendants in various actions brought in California state court by dealers, resellers and equipment sellers for the partnership. The lawsuits variously allege a variety of torts and statutory violations, including price-fixing regarding cellular equipment and service, below-cost sales of equipment, fraud, interference with economic relationship, unfair competition, discrimination among agents, and conspiracy.
Several of these cases are scheduled for trial in 1995. The partnership intends to defend each lawsuit vigorously and believes that it has meritorious defenses to the allegations contained in the complaints.

The Los Angeles cellular partnership, in some cases along with other cellular carriers, also has been named as a defendant in several class actions filed in California state court by current and former customers alleging violations of federal and state antitrust law as a result of price-fixing of cellular service. Trial dates have not been set for the pending cases. The partnership intends to defend each lawsuit vigorously and believes that is has meritorious defenses to the allegations contained in the complaints.

A class action lawsuit, originally filed in August 1993, has been instituted on behalf of Texas cellular subscribers in Texas state court against the Houston cellular partnership and several related parties, including the Company. As amended, the petition alleges that the liquidated damages and automatic renewal

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Commitments and Contingencies (continued)

provisions in annual cellular subscriber contracts violate or are contrary to state law in several respects. Plaintiffs seek declaratory relief, damages, fees, costs and interest. Neither the class nor any of the subclasses alleged by the plaintiffs have been certified. Discovery is underway, but no trial date has been set. The partnership intends to defend the lawsuit vigorously and believes that it has meritorious defenses to the allegations contained in the petition.

The Company does not expect that the ultimate results of any of the foregoing legal proceedings will have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 12 - Segment Data

As explained in Note 3, the Company divested substantially all its media operations through the spin-off of LIN TV and the preferred stock redemption (see Note 7). Accordingly, 1994 media operating data includes LIN TV operations through December 28, 1994 and specialty publishing operations through June 24, 1994.

Cellular revenues primarily represent fees charged for providing cellular telephone service to subscribers. Media revenues are principally from the sale of television time to advertisers and also include revenues from the Company's specialty publishing operation. The cellular business segment data reflects the consolidation of the Company's controlling interests (principally New York and Dallas). Cellular interests in Los Angeles, Galveston and Houston are accounted for by the equity method of accounting, and thus are not included in the cellular business segment data which follows:

                       LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - Segment Data (continued)
   (in thousands)                                 Cellular     Media       Corporate     Total
-------------------------------------------------------------------------------------------------
1994
Net revenues                                      $692,798     $183,671         $--      $876,469
Depreciation and amortization                      130,255       10,707         190       141,152
Income (loss) from operations                      148,153       69,414     (11,457)      206,110
Capital expenditures                               145,678       18,652          --       164,330
Identifiable assets                              2,850,001       32,713      41,159     2,923,873

1993
Net revenues                                      $520,131     $168,426         $--      $688,557
Depreciation and amortization                      114,894       10,061         175       125,130
Income (loss) from operations                       77,993       58,828      (8,516)      128,305
Capital expenditures                               136,662        8,599          92       145,353
Identifiable assets                              2,589,995      257,839      61,689     2,909,523

1992
Net revenues                                      $407,721     $164,800         $--      $572,521
Depreciation and amortization                      109,263        9,149         192       118,604
Income (loss) from operations                       77,273       60,516      (7,774)      130,015
Capital expenditures                                89,254        4,489          95        93,838
Identifiable assets                              2,554,972      250,259      57,679     2,862,910

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - Related Party Transactions

Under an inter-company services arrangement negotiated between the Company and McCaw, McCaw provides management and other services to the Company. LIN also provided certain services to McCaw during the same time periods. The Company incurred $6.3 million, $7.3 million and $5.3 million for the net value of management and other services rendered under the inter-company services agreement during 1994, 1993 and 1992, respectively.

In addition to the transactions described above, the Company or its affiliates routinely enter into transactions with AT&T, McCaw or their affiliates in the ordinary course of business. Among other things, the Company's cellular affiliates purchase long distance services and cellular telephones and accessories from AT&T for resale to cellular subscribers and pay McCaw for providing cellular service to the Company's subscribers under roaming agreements, and McCaw pays the Company for similar services provided by the Company to McCaw's subscribers. The Company's cellular operations also participate in certain programs managed by McCaw, such as national advertising campaigns, national accounts marketing, and the North American Cellular Network. Such transactions are not separately disclosed in the financial statements as they are carried out in the normal course of business.

All of such agreements and arrangements between the Company and McCaw are on terms that the Company believes are as favorable to it as would have been obtained with an unrelated third party. Under the Company's PMVG with McCaw, approval of the majority of LIN's independent directors is required before the Company enters into any material transactions with McCaw or its affiliates.

NOTE 14 - Loss on Disposal of Cellular Equipment

In February 1994, the Company's Dallas cellular operations completed the installation of a new cellular system. As a result, the Company recorded in 1993 a non-cash pre-tax charge of $42.2 million to reflect the loss on the disposal of the previous system. The loss amounted to approximately $14.8 million, or $0.29 per share, after taxes and minority interests.

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - Other Income and Expenses

In June 1992, the Company settled a lawsuit relating to the McCaw acquisition. Under the terms of the settlement, the Company received from the defendants a payment of $3 million and certain other considerations in July 1992 and payments of $2 million in July 1993 and June 1994. In addition, the Company will receive a final payment of $2 million from McCaw on June 30, 1995. After payment of legal fees and other related costs, this settlement resulted in a net gain to the Company of approximately $7 million.

                       LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - Quarterly Results of Operations (Unaudited)

The financial information presented below reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods. Summarized quarterly financial data for 1994 and 1993 is as follows:


                                                First        Second         Third       Fourth
     (in thousands)                             Quarter      Quarter        Quarter     Quarter
------------------------------------------------------------------------------------------------

1994
Net revenues                                    $191,627    $219,588      $225,027      $240,227
Operating income                                  27,716      57,364        61,738        59,292
Equity in income of
  unconsolidated affiliates                       31,848      32,353        28,616        22,193
Net income (loss)                                (15,095)    506,761        37,893        34,521
Net income (loss) per share                        (0.29)       9.75          0.73          0.66

1993
Net revenues                                    $151,233    $171,198      $175,145      $190,981
Operating income                                  32,707         553        44,593        50,452
Equity in income of
  unconsolidated affiliates                       24,729      24,580        26,906        26,910
Net loss                                         (14,592)    (16,614)      (26,483)       (3,038)
Net loss per share                                 (0.29)      (0.32)        (0.51)        (0.06)

        REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
  LIN Broadcasting Corporation

We have audited the accompanying combined balance sheets of LIN Broadcasting Corporation's Unconsolidated Affiliates listed in
Note 1 (the Ventures) as of December 31, 1994 and 1993, and the related combined statements of income, Ventures' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the 1993 and 1992 consolidated financial statements of AWACS, Inc. and subsidiaries, which statements reflect total assets constituting 24% as of December 31, 1993 and net revenues constituting 19% and 17% for each of the two years in the period ended December 31, 1993 of the related combined totals. Those 1993 and 1992 statements were audited by other auditors whose report, which also places reliance on other auditors, has been furnished to us, and our opinion, insofar as it relates to data included for AWACS, Inc. and subsidiaries, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Ventures at December 31, 1994 and 1993, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                   ERNST & YOUNG LLP
Seattle, Washington
January 20, 1995

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
AWACS, Inc.
Wayne, Pennsylvania

We have audited the consolidated balance sheet of AWACS, Inc. and subsidiaries as of December 31, 1993, and the related consolidated statements of operations and retained earnings and of cash flows for the years ended December 31, 1993 and 1992 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Garden State Cablevision L.P. ("Garden State"), the Company's investment in which is accounted for by use of the equity method. The Company's equity of $32,302,000 and $22,369,000 in that entity's net losses for the years then ended are included in the accompanying consolidated financial statements. The financial statements of Garden State were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Garden State, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the reports of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of AWACS, Inc. and subsidiaries as of December 31, 1993 and the results of their operations and their cash flows for the years ended December 31, 1993 and 1992, in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, the Company changed its method of accounting for income taxes effective January 1, 1993 to conform with Statement of Financial Accounting Standards No. 109 "Accounting for Income
Taxes".

                                   DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 18, 1994

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Garden State Cablevision L.P.:

We have audited the accompanying balance sheets of Garden State Cablevision L.P. (a Delaware Limited Partnership) as of December 31, 1993 and 1992, and the related statements of operations, partners' (deficit) capital and cash flows for the years then ended (not presented herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Garden State Cablevision L.P. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                   ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
February 23, 1994

     LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                     COMBINED BALANCE SHEETS
                    DECEMBER 31, 1994 AND 1993
                      (Dollars in thousands)

ASSETS                                              1994           1993
--------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                        $12,905         $28,675
  Short-term investments                                --          25,682
  Accounts receivable, less allowance
     for doubtful accounts (1994-$27,262,
     1993-$9,829)                                  123,926         111,723
  Inventories                                       36,183           6,079
  Prepaid expenses and other                        11,685          11,418
----------------------------------------------------------------------------
  Total current assets                             184,699         183,577
---------------------------------------------------------------------------
Property and equipment, at cost,
  less accumulated depreciation                    483,269         452,447
Other assets                                         3,185           2,108
Cellular FCC licenses, less
  accumulated amortization
  (1994-$856; 1993-$506)                            13,214          13,564
Organization costs, less
  accumulated amortization
  (1994-$7,790; 1993-$6,785)                         2,260           3,265
Due from affiliate                                      --          16,387
Notes receivable, less allowance
  for doubtful accounts of $150                         --             281
----------------------------------------------------------------------------
Total Assets                                      $686,627        $671,629
===========================================================================

LIABILITIES AND EQUITY
---------------------------------------------------------------------------
Current Liabilities:
  Accounts payable                                 $62,245         $37,801
  Accrued expenses                                  30,075          39,180
  Unearned revenues                                 32,848          27,610
  Commissions payable                               11,973          14,439
  Notes payable to affiliates                       14,917           2,946
  Other current liabilities                          7,102           6,000
---------------------------------------------------------------------------
     Total current liabilities                     159,160         127,976
---------------------------------------------------------------------------
Notes payable to affiliates                             --          63,126
Investment in affiliate                                 --          32,302
Deferred income taxes                                   --           4,236
Other long-term liabilities                             --           1,286

                           (continued)

     LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                     COMBINED BALANCE SHEETS
                    DECEMBER 31, 1994 AND 1993
                      (Dollars in thousands)

LIABILITIES AND EQUITY (continued)                   1994           1993
--------------------------------------------------------------------------

Equity:
  Contributed capital                               47,184         78,690
  Excess cost of limited
     partnership interest                               --        (70,384)
  Retained earnings                                480,283        434,397
----------------------------------------------------------------------------
    Total equity                                   527,467        442,703
-----------------------------------------------------------------------------
Total Liabilities and Equity                      $686,627       $671,629
===========================================================================



                     See accompanying notes.

                 LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                               COMBINED STATEMENTS OF INCOME
                   FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                  (Dollars in thousands)
                                                             1994           1993           1992
-------------------------------------------------------------------------------------------------
Net Revenues                                              $788,932        $704,550      $606,277

Operating Costs and Expenses:
  Direct operating                                          96,272          75,140        60,732
  Selling, general and administrative                      326,824         277,040       236,597
  Depreciation and amortization                             70,440          69,833        52,595
-------------------------------------------------------------------------------------------------
                                                           493,536         422,013       349,924
-------------------------------------------------------------------------------------------------
Operating Income                                           295,396         282,537       256,353
-------------------------------------------------------------------------------------------------
Other Income (Expense):
  Interest expense - affiliates                            (3,213)         (7,515)       (3,882)
  Interest expense                                           (315)           (623)          (19)
  Equity in loss of affiliate                              (5,000)         (9,933)       (2,985)
  Litigation settlements                                       --         (12,254)           --
  Provision for loss on cellular equipment                     --              --        (4,604)
  Other                                                    (3,302)           2,578        1,685
--------------------------------------------------------------------------------------------------
                                                          (11,830)        (27,747)       (9,805)
    Income Before Provision for Income
    Taxes and Cumulative Effect
    of Accounting Changes                                 283,566         254,790       246,548

Provision for Income Taxes                                 12,766          11,247         8,464
--------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of
  Accounting Changes                                      270,800         243,543       238,084
Cumulative Effect of Accounting Changes                        --          12,142            --
--------------------------------------------------------------------------------------------------
Net Income                                               $270,800        $255,685      $238,084
==================================================================================================
                                  See accompanying notes.

                 LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                          COMBINED STATEMENTS OF VENTURES' EQUITY
                   FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                  (Dollars in thousands)

                                                           Excess Cost
                                                           of Limited
                                            Contributed    Partnership      Retained      Total
                                              Capital       Interest        Earnings     Equity
-------------------------------------------------------------------------------------------------

Balance at December 31, 1991                   $61,137           $--        $306,503     $367,640
Net income                                          --            --         238,084      238,084
Distributions to partners                           --            --        (185,945)    (185,945)
Acquisition of interest in
  Garden State Cablevision L.P.                     --       (70,384)             --      (70,384)
Acquisition of interest in
  Galveston Cellular
  Telephone Company                             2,680             --          (4,930)      (2,250)
----------------------------------------------------------------------------------------------------

Balance at December 31, 1992                   63,817        (70,384)        353,712      347,145
Net income                                         --             --         255,685      255,685
Distributions to partners                          --             --        (175,000)    (175,000)
Contributions                                     809             --              --          809
In-kind contribution of cellular
  FCC license                                  14,064             --              --       14,064
---------------------------------------------------------------------------------------------------

Balance at December 31, 1993                   78,690        (70,384)       434,397       442,703
Net income                                         --             --         270,800      270,800
Distributions to partners                          --             --        (142,000)    (142,000)
Divestiture of AWACS, Inc.                    (31,506)        70,384         (82,914)     (44,036)
--------------------------------------------------------------------------------------------------

Balance at December 31, 1994                  $47,184            $--        $480,283     $527,467
====================================================================================================
                                  See accompanying notes.

                 LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                             COMBINED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                  (Dollars in thousands)

                                                          1994           1993           1992
--------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                               $270,800        $255,685      $238,084
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                            70,440          69,833        52,595
  Equity in loss of affiliate                               5,000           9,933         2,985
  Non-cash interest expense                                 2,237           6,006         1,403
  Provision for losses on accounts receivable              24,110          20,945        21,127
  Loss on disposal of cellular equipment                      130              --         4,604
  Cumulative effect of accounting changes                      --         (12,142)           --
  Changes in operating assets and liabilities
     Increase in accounts receivable                      (65,555)        (47,742)      (29,300)
     Increase in inventory                                (30,151)         (1,051)       (3,563)
     Increase (decrease) in accounts payable               23,573          15,423        (6,129)
     Increase in accrued expenses                          15,671          11,295         5,467
     Increase in unearned revenues                          9,388          10,792         3,445
     Increase in commissions payable                        2,709           3,571         2,553
     Increase in deferred income taxes                        629           3,319         3,244
     Other, net                                             2,317          (4,042)        2,494
----------------------------------------------------------------------------------------
       Total adjustments                                   60,498          86,140        60,925
----------------------------------------------------------------------------------------
     Net cash provided by operating activities            331,298         341,825       299,099
----------------------------------------------------------------------------------------

                                        (continued)

                 LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                       COMBINED STATEMENTS OF CASH FLOWS (Continued)
                   FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                  (Dollars in thousands)

                                                          1994           1993           1992
--------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Advances (to) from majority
     stockholder of AWACS                                 (12,236)        (16,387)        9,259
  Capital expenditures                                   (196,133)       (103,944)     (112,573)
  Purchase of short-term investments, net                  (3,953)        (13,065)      (12,617)
----------------------------------------------------------------------------------------
     Net cash used for investing activities              (212,322)       (120,331)     (103,314)
----------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Repayment of revolving credit notes                          --              --        (3,800)
  Proceeds from (repayment of)
     notes payable to partners                              7,254         (33,761)       10,478
  Contributions from partners, net                             --             809            --
  Distributions paid to partners                         (142,000)       (175,000)     (185,945)
----------------------------------------------------------------------------------------
     Net cash used for financing activities              (134,746)       (207,952)     (179,267)
----------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                        (15,770)            477         3,811
Cash and Cash Equivalents at Beginning of Year             28,675          28,198        24,387
----------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                  $12,905         $28,675       $28,198
========================================================================================





                                        (continued)

                 LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                       COMBINED STATEMENTS OF CASH FLOWS (Continued)
                   FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                  (Dollars in thousands)



                     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                            1994           1993           1992
--------------------------------------------------------------------------------------

Cash paid for:

  Income taxes                                              $8,195          $4,900        $6,600

  Interest
     Partners                                                   17           1,478         3,422
     Others                                                    181             242           540

Noncash investing and financing activities:

On September 30, 1992, an indirect subsidiary of AWACS, Inc. issued a note for $51 million to purchase from the majority stockholder of AWACS, Inc. a 40% limited partnership interest in Garden State Cablevision L.P. (see Note 5 to the combined financial statements).

In October 1992, a subsidiary of the Company, together with a third party, acquired an approximate 56% interest in the parent company of Galveston Cellular Telephone Company. In
1993, the cost basis of this acquisition was pushed-down to the books of Galveston
Cellular Telephone Company.


                                  See accompanying notes.

     LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
              NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

These combined financial statements have been prepared to comply with the Securities and Exchange Commission's Regulation S-X requirement, in connection with LIN Broadcasting Corporation's ("LIN") consolidated financial statements, which requires separate or combined financial statements of significant subsidiaries in which LIN has a 50% or less controlling interest.

These combined financial statements include 100% of the accounts of the operating ventures listed in the table below in which LIN has voting interests of 50% or less (the "Ventures"). These Ventures are included in LIN's consolidated financial statements on the equity accounting method.

On June 24, 1994, LCH Communications, Inc. ("LCH"), a wholly-owned subsidiary of LIN, redeemed all of its outstanding
Redeemable Preferred Stock held by Comcast Cellular
Communications Inc., in exchange for all of the capital stock of a subsidiary of LCH, whose assets consisted of a 49.99% interest in the Philadelphia cellular system.
                                                                  Voting/
Name and Location                                     Equity      Management
-----------------------------------------------------------------------------
AWACS, Inc., d/b/a
Comcast Metrophone       Corporation                 49.99%        49.99%
Philadelphia

Los Angeles Cellular
Telephone Co.,           Partnership                 39.97%        50.00%
Los Angeles

Houston Cellular
Telephone Co.,           Partnership                 56.25%        50.00%
Houston

Galveston Cellular
Telephone Co.,           Corporation                 34.60%        50.00%
Galveston

NOTE 2 - Significant Accounting Policies

The following are the Ventures' significant accounting policies:

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS: Certain highly liquid, short-term investments which have a maturity of three months or less when purchased are considered cash equivalents. Excess cash is primarily invested in US Government obligations. Short-term investments consist principally of U.S. Government obligations with a maturity of greater than three months when purchased.

     LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
              NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies (continued)

INVENTORIES: Inventories consist primarily of cellular phones, related parts and accessories and are stated at the lower of cost
(FIFO) or fair market value.

PROPERTY AND EQUIPMENT: Cellular system equipment is recorded at cost and is depreciated on a straight-line basis over an 8 or 10 year period. All other property and equipment, including betterments to existing facilities, are recorded at cost and depreciated on a straight-line basis over their estimated useful lives of three to twenty years.

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

INCOME TAXES: Accelerated depreciation methods are used for tax purposes. AWACS, Inc., which is a corporation, provides deferred taxes related to this and other timing differences. Effective January 1, 1993, AWACS, Inc. adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" (see Note 7). No provision is made for income taxes for either the Los Angeles, Houston or Galveston ventures as the income or loss is included in the tax returns of the respective partners of these partnerships.

REVENUE RECOGNITION: Cellular airtime is recorded as revenue when earned. Unearned revenues consist principally of amounts billed to customers for access fees which are payable one month in advance.

RECLASSIFICATIONS: Certain reclassifications have been made to the prior years' combined financial statements in order to conform to the 1994 presentation.

     LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
              NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 3 - Property and Equipment

The major classifications of property and equipment were as
follows:
                                                         December 31,
     (in thousands)                                   1994          1993
------------------------------------------------------------------------
Land                                                 $1,549       $1,379
Buildings and improvements                            8,207        6,583
Cellular equipment                                  658,559      576,655
Other                                                42,597       70,997
                                                   ---------    ---------
                                                    710,912      655,614
Less accumulated depreciation                      (227,643)    (203,167)
                                                   ---------    ---------
                                                   $483,269     $452,447
                                                   =========    =========

NOTE 4 - Notes Payable to Affiliates

The Houston venture has entered into agreements with the partners under which it has borrowed $11,000 as of December 31, 1994. The note matures in December 1995 and bears interest at the prime rate plus 1%.

The Galveston venture also entered into an agreement with an affiliate under which it has borrowed $3,917 as of December 31, 1994. This note matures beginning in 1995 and bears interest at prime plus 2%.

NOTE 5 - Equity

In accordance with the various partnership agreements, income of the partnerships is allocated to each owner's respective capital account in accordance with its respective equity interest. Additional capital contributions may be called based on annual construction and operating budgets submitted by the partnerships and agreed upon by the operating committees of each partnership.

NOTE 6 - Income Taxes

Effective January 1, 1993, AWACS, Inc. adopted SFAS No. 109, "Accounting for Income Taxes." As a result, AWACS, Inc. recorded a cumulative effect of accounting change of $12,517. The adoption of SFAS No. 109 did not have a significant impact on the amount of income tax expense recorded by AWACS, Inc. during 1993.

     LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
              NOTES TO COMBINED FINANCIAL STATEMENTS


NOTE 6 - Income Taxes (continued)

The income tax expense relates to the income of AWACS, Inc. and consists of the following:

                                       Year Ended December 31,
     (in thousands)                1994          1993          1992
--------------------------------------------------------------------

 Current:
    Federal                        $8,375       $3,543         $3,179
    State                           3,762        4,653          2,041
                                   ------        ------        ------
                                   12,137        8,196          5,220
 Deferred:
    Federal                           476        4,381          2,509
    State                             153       (1,330)           735
                                   ------        ------        ------
                                      629        3,051          3,244
                                   ------        ------        ------
                                  $12,766      $11,247         $8,464
                                  =======       =======        ======

No provision is made for income taxes for either the Los Angeles, Houston or Galveston ventures as the income or loss is included in the tax returns of the respective partners of these partnerships.

Deferred taxes are attributable primarily to excess tax over book depreciation and certain expenses not deductible for tax purposes until paid.

NOTE 7 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Effective January 1, 1993, AWACS, Inc. adopted SFAS No. 106.
This statement requires AWACS, Inc. to accrue the estimated cost of retiree benefits earned during the years the employee provides services. The cumulative effect as of January 1, 1993 of the adoption of SFAS No. 106 was to reduce the AWACS, Inc. net income by approximately $375 (net of tax).

NOTE 8 - Related-Party Transactions

For each of the years ended December 31, 1994, 1993 and 1992, two partnerships recorded management fees payable to affiliates of their partners of $4,200, for management consultation, legal services and various other professional services.

     LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
              NOTES TO COMBINED FINANCIAL STATEMENTS


NOTE 8 - Related-Party Transactions (continued)

In addition to the transactions described above, the Ventures routinely enter into transactions with the Company or other affiliates of the Company (including AT&T), or other affiliates of the partners. Such transactions include roaming agreements and participation in the North American Cellular Network, among other things. Such transactions are not separately disclosed in the financial statements as they are carried out in the normal course of business.

NOTE 9 - Commitments

The Ventures lease office space, land and buildings for cell sites and vehicles under operating leases which expire through the year 2010. Total rent expense for the years ended December 31, 1994, 1993 and 1992 was $14,902, $13,945 and $11,909,
respectively. Some of the leases include escalation clauses based on increases in the Consumer Price Index. Several of the leases include options to extend the lease term.

Future minimum payments under noncancellable operating leases with initial or remaining terms of one year or more at December
31, 1994 are:


       (in thousands)                                Amount
       -----------------------------------------------------
       1995                                          $13,769
       1996                                           12,618
       1997                                           11,148
       1998                                            8,782
       1999                                            5,153
       2000 and beyond                                 8,255
                                                     -------
                                                     $59,725
                                                     =======
NOTE 10 - Contingencies

The Ventures are from time to time defendants in and are threatened with various legal proceedings arising from their regular business activities. The Ventures are also party to routine filings with the FCC and state regulatory authorities and customary regulatory proceedings pending in connection with interconnection, rates, and practices and proceedings concerning the telecommunications industry in general and other proceedings which management does not expect to have a material adverse effect on the financial position or results of operations of the Ventures.

     LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
              NOTES TO COMBINED FINANCIAL STATEMENTS


NOTE 10 - Contingencies (continued)

The Los Angeles cellular partnership and several related parties have been named as defendants in various actions brought in California state court by dealers, resellers and equipment sellers for the partnership. The lawsuits variously allege a variety of torts and statutory violations, including price-fixing regarding cellular equipment and service, below-cost sales of equipment, fraud, interference with economic relationship, unfair competition, discrimination among agents, and conspiracy.
Several of these cases are scheduled for trial in 1995. The partnership intends to defend each lawsuit vigorously and believes that it has meritorious defenses to the allegations contained in the complaints.

The Los Angeles cellular partnership, in some cases along with other cellular carriers, also has been named as a defendant in several class actions filed in California state court by current and former customers alleging violations of federal and state antitrust law as a result of price-fixing of cellular service. Trial dates have not been set for the pending cases. The partnership intends to defend each lawsuit vigorously and believes that it has meritorious defenses to the allegations contained in the complaints.

A class action lawsuit originally filed in August 1993, has been instituted on behalf of Texas cellular subscribers in Texas state court against the Houston cellular partnership and several related parties, including the Company. As amended, the petition alleges that the liquidated damages and automatic renewal provisions in annual cellular subscriber contracts violate are or contrary to state law in several respects. Plaintiffs seek declaratory relief, damages, fees, costs and interest. Neither the class nor any of the subclasses alleged by the plaintiffs have been certified. Discovery is underway, but no trial date has been set. The partnership intends to defend the lawsuit vigorously and believes that it has meritorious defenses to the allegations contained in the petition.

Each of the partnerships, subject to the above-described proceedings, does not expect that the ultimate results of any of such proceedings will have a material adverse effect on its financial position or results of operations.

                   LIN BROADCASTING CORPORATION
                      (PARENT COMPANY ONLY)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION
                          BALANCE SHEETS
                    DECEMBER 31, 1994 AND 1993
           (Dollars in thousands, except share amounts)

ASSETS                                              1994           1993
-------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                         $7,811         $3,551
  Marketable securities                                 --         16,465
  Other receivables                                  1,487          2,744
--------------------------------------------------------------------------
     Total current assets                            9,298         22,760
---------------------------------------------------------------------------
Investment in consolidated subsidiaries            346,216             --
Property and equipment, at cost, less
  accumulated depreciation                             380            471
Other noncurrent assets                                520          2,949
--------------------------------------------------------------------------
Total Assets                                      $356,414        $26,180
==========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------------------------
Current Liabilities:
  Accounts payable                                    $201            $--
  Payable to affiliates, net                        49,610         57,435
  Deficiency of investment in
     consolidated subsidiaries                          --      1,061,401
  Accrued expenses                                   6,733          1,321
--------------------------------------------------------------------------
     Total current liabilities                      56,544      1,120,157
--------------------------------------------------------------------------
Other noncurrent liabilities                         2,132          8,388

Stockholders' Equity (Deficit):
  Common stock, $.01 par value,
     150,000,000 shares authorized,
     55,329,000 shares issued                         553            553
  Paid-in capital                               1,055,169        224,689
  Deficit                                        (586,055)    (1,150,205)
--------------------------------------------------------------------------
                                                  469,667       (924,963)
--------------------------------------------------------------------------

                           (Continued)

                   LIN BROADCASTING CORPORATION
                      (PARENT COMPANY ONLY)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION
                    BALANCE SHEETS (Continued)
                    DECEMBER 31, 1994 AND 1993
           (Dollars in thousands, except share amounts)


LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT) (Continued)                              1994           1993
------------------------------------------------------------------------

Less common stock in treasury,
  at cost (1994-3,678,000 shares;
  1993-3,826,000 shares)                           171,929       177,402
-------------------------------------------------------------------------
     Total stockholders' equity
       (deficit)                                   297,738    (1,102,365)
Total Liabilities and Stockholders'
  Equity                                          $356,414       $26,180
============================================================================


This Schedule I should be read in conjunction with the LIN
Broadcasting Corporation and Subsidiaries Consolidated Financial
Statements and Notes thereto.

                               LIN BROADCASTING CORPORATION
                                   (PARENT COMPANY ONLY)
                 SCHEDULE I - CONDENSED FINANCIAL INFORMATION (Continued)
                                   STATEMENTS OF INCOME
                   FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                  (Dollars in thousands)


                                                              1994           1993           1992
-------------------------------------------------------------------------------------------------
Net Revenues                                                  $--             $--           $--
Other Income (Expenses):
  Fees charged to subsidiaries and
     affiliates, net of corporate expenses                  2,266             693         1,424
  Depreciation                                               (160)           (149)         (164)
  Litigation settlement                                        --              --         7,032
  Other                                                      (249)          1,595         2,131
------------------------------------------------------------------------------------------------
Income Before Income Tax Expense and
  Equity in Income (Loss) of Subsidiaries                   1,857           2,139        10,423

Income Tax Expense                                            650             749         3,648
-------------------------------------------------------------------------------------------------
Income Before Equity in Income (Loss)
  of Subsidiaries                                           1,207           1,390         6,775

Equity in Income (Loss) of Subsidiaries                   562,943         (62,117)      (75,727)
-------------------------------------------------------------------------------------------------

Net Income (Loss)                                        $564,150        $(60,727)     $(68,952)
=================================================================================================



This Schedule I should be read in conjunction with the LIN Broadcasting Corporation and
Subsidiaries Consolidated Financial Statements and Notes thereto.

                               LIN BROADCASTING CORPORATION
                                   (PARENT COMPANY ONLY)
                 SCHEDULE I - CONDENSED FINANCIAL INFORMATION (Continued)
                                 STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                  (Dollars in thousands)
                                                           1994           1993           1992
----------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                    $(18,146)        $(5,196)     $(16,580)
----------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Proceeds from sales of marketable securities             16,368          46,677        34,780
  Purchases of marketable securities                           --         (43,705)      (22,260)
  Proceeds from sale of equipment                              28              92            --
----------------------------------------------------------------------------------------------
     Net cash provided by investing activities             16,396           3,064        12,520
----------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Proceeds from common stock issued for stock
     purchase plan and stock options                        7,104           4,145         1,641
  Purchase of common stock for treasury                    (1,094)         (1,798)       (1,429)
----------------------------------------------------------------------------------------------
     Net cash provided by financing activities              6,010           2,347           212
----------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                          4,260             215        (3,848)

Cash and Cash Equivalents at Beginning of Year              3,551           3,336         7,184
----------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Year                   $7,811          $3,551        $3,336
==============================================================================================


This Schedule I should be read in conjunction with the LIN Broadcasting Corporation and
Subsidiaries Consolidated Financial Statements and Notes thereto.

NOTES TO CONDENSED FINANCIAL INFORMATION

NOTE A - Basis of Presentation

In the parent company-only financial statements, the Company's investment in consolidated subsidiaries is stated at cost plus equity in undistributed earnings of consolidated subsidiaries since the date of acquisition.

NOTE B - Dividends

There have been no dividends paid by the Company's subsidiaries to the Company during the years ended December 31, 1994, 1993 and 1992.

                       LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                  (Dollars in thousands)


                                                            1994           1993           1992
-------------------------------------------------------------------------------------------------

Balance at Beginning of Year                               $18,138         $13,398       $11,869
Additions:
  Charged to income                                         18,200          14,359        14,930

  Recoveries                                                 8,088           7,939         4,911
Deductions:

  Accounts written off                                      23,547          17,558        18,312

  Spin-off of LIN TV and divestiture
     of GuestInformant                                       3,484              --            --
---------------------------------------------------------------------------------------------------

Balance at End of Year                                     $17,395         $18,138       $13,398
===================================================================================================


                 LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                  (Dollars in thousands)

                                                          1994           1993           1992
---------------------------------------------------------------------------------------------

Balance at Beginning of Year                               $9,979         $14,638        $11,309

Additions:

  Charged to income                                        24,110          20,945         21,127

Deductions:

  Accounts written off                                      6,827          25,604         17,798
------------------------------------------------------------------------------------------------
Balance at End of Year                                    $27,262          $9,979(1)     $14,638  (2)


(1)  Includes $150 classified as long-term.
(2)  Includes $198 classified as long-term.


