Form 10-K/A
period 1994-12-31
LIN BROADCASTING CORP
filed 1995-05-01
CIK 59498

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

For the transition period from ___________ to ___________

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The number of shares outstanding of the registrant's Common Stock was 51,695,750 as of March 31, 1995, excluding 3,630,268 treasury shares. The aggregate market value of the voting stock held by non-affiliates of the registrant was $3,194,381,565 as of March 31, 1995. (The term "affiliates" is deemed, for this purpose only, to refer only to the directors of the registrant, to McCaw Cellular Communications, Inc. and to AT&T Corp.)

               DOCUMENTS INCORPORATED BY REFERENCE

                              None.

                             PART III

Item 10.   Directors and Executive Officers of the Registrant.

Directors

       The following table lists the individuals who serve as directors of the Company and certain information concerning such directors.

Name                 Age      Position With the Company
- ---------------      ---      -------------------------

Tom A. Alberg         55      President, Chief Operating Officer
                              and Director
Dennis J. Carey       48      Director
Lewis M. Chakrin      47      Chairman of the Board
Harold S. Eastman     56      Director
W. Preston Granbery   51      Director
William G. Herbster   62      Director
Rolla G. Huff         38      Director
Wilma H. Jordan       46      Director
Richard W. Kislik     67      Director
Wayne M. Perry        45      Vice Chairman of the Board
Florence L. Walsh     33      Director

     Tom A. Alberg became a director of the Company in 1991. Mr. Alberg has been the President and Chief Operating Officer of the Company since April 1991 and has been Executive Vice President of McCaw Cellular Communications, Inc. ("McCaw") since July 1990. Prior to July 1990, Mr. Alberg was the Chairman of the Executive Committee and a partner in the Perkins Coie law firm. He is a director of Digital Systems International, Inc., Active Voice Corporation, and LIN Television Corporation.

     Dennis J. Carey became a director of the Company in 1994. Mr. Carey has been the Vice President, Finance and Audit of AT&T Corp. ("AT&T") since February 1994. Prior to that he served as Vice President, Business Development and International of General Electric Corporation from February 1992 to February 1994 and as Senior Vice President and General Manager Corporate Finance Group of General Electric Capital Corporation from August 1987 to February 1992. He is a director of LIN Television Corporation.

     Lewis M. Chakrin became a director of the Company in 1994 and has been Chairman of the Board since March 1995. Mr. Chakrin has been Vice President and General Manager, Global Wireless Products Group of AT&T since April 1995. Prior to that he served with AT&T as Vice President, Business Development -

Communications Services Group from March 1994 to April 1995, Vice President, Personal Communications Services from July 1991 to March 1994, Director, Strategic Planning -- International Communication Services from May 1990 to July 1991, and Sales Vice President, Business Sales Division from September 1987 to May 1990. He is a director of LIN Television Corporation.

     Harold S. Eastman became a director of the Company in 1990. He was Vice Chairman of the Board of the Company from March 1990 to April 1992. Mr. Eastman is the President of Peregrine Capital Co., a private investment company. He served as President of McCaw from June 1989 to December 1991 and thereafter as Vice Chairman of the Board of McCaw until April 1992.

     W. Preston Granbery became a director of the Company in 1994. Mr. Granbery has been a General Attorney with the Corporate and Securities Group of AT&T since 1988.

     William G. Herbster became a director of the Company in 1976. Mr. Herbster is a financial consultant. He is a director of Ithaca BanCorp, Inc. and LIN Television Corporation and Senior
Advisor to the Investment Fund for Foundations.

     Rolla G. Huff became a director of the Company in 1994. Mr. Huff has been the Chief Financial Officer of McCaw since April 1995. Prior to that he served as Financial Vice President and Chief Financial Officer, Mergers and Acquisitions of AT&T from October 1993 to April 1995 and with NCR Corp. as Controller, US from January 1992 to September 1993, Director, Service Marketing Europe from April 1991 to December 1991 and Director, Operations from August 1989 to March 1991.

     Wilma H. Jordan became a director of the Company in 1987. Ms. Jordan is Co-Chairman of The Jordan, Edmiston Group, Inc., an investment banking and management consulting firm for publishing companies. She is a director of Ringier America Printing Co., Guideposts Associates, Inc., Clayton Homes, Inc. and LIN Television Corporation.

     Richard W. Kislik became a director of the Company in 1969.
Mr. Kislik has been a publishing consultant since 1985. He is a director of LIN Television Corporation.

     Wayne M. Perry became a director of the Company in 1990. Mr. Perry has been Vice Chairman of the Board of the Company since March 1990 and Vice Chairman of the Board of McCaw since June 1989 and Secretary of McCaw since October 1994. From December 1985 to June 1989, Mr. Perry served as President of McCaw.

     Florence L. Walsh became a director of the Company in 1995.
Ms. Walsh has been the Assistant Treasurer - Corporate Finance of
AT&T since November 1994. Prior to that she served as the Director, Domestic Finance of General Motors Corporation from
January 1989 to October 1994.

     Arrangements for the Election of Directors. Ms. Jordan and Messrs. Herbster and Kislik have been elected and serve as the "Independent Directors" as defined in and in accordance with the Private Market Value Guarantee between the Company and McCaw (the "PMVG"). See "Item 1. Business - Private Market Value Guarantee
- - Independent Directors." Each of the remaining directors either is or at the time of his or her election to the Board of Directors was an employee of AT&T or McCaw.

     Director Compensation. Directors who are not also officers of the Company or its affiliates are compensated at the rate of $30,000 per annum. In addition, directors who are not also officers of the Company or its affiliates receive $1,500 for each Board of Directors meeting attended and $1,500 for each committee meeting attended, as long as that meeting is not held in conjunction with a board meeting. Directors are also reimbursed for any travel expenses incurred in connection with such meetings.

     In addition, each Independent Director receives $1,500 for each meeting attended by him or her exclusive of full board or committee meetings. Ms. Jordan and Messrs. Herbster and Kislik each receive $250 per hour, or $2,000 per eight-hour day, for additional services performed in their capacities as Independent Directors, including time spent attending and preparing for meetings of the Independent Directors and otherwise devoting attention to those matters requiring consideration by the Independent Directors. Ms. Jordan and Messrs. Herbster and Kislik received $38,688, $37,790 and $57,625, respectively, for such services rendered in 1994, which consisted primarily of time spent reviewing materials and attending meetings of the Independent Directors and meetings with their financial and legal advisors concerning the spin-off to the Company's stockholders of LIN Television Corporation (the "Television Spin-off") (see "Certain Relationships and Related Transactions - Relationship With LIN Television Corporation") and the PMVG process.

     All directors of the Company have the option of deferring their compensation under the Company's Deferred Compensation
Plan.

Executive Officers

     The executive officers of the Company are:


Steven W. Hooper    42   Chief Executive Officer

Tom A. Alberg       55   President, Chief Operating Officer and
                         Director

Wayne M. Perry      45   Vice Chairman of the Board

Donald Guthrie      39   Senior Vice President-Finance


     For additional information regarding Messrs. Alberg and Perry, see "Directors."

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

     Donald Guthrie became Vice President-Finance of the Company in March 1990 and was promoted to Senior Vice President-Finance in June 1992. Since February 1986, Mr. Guthrie has been a Senior
Vice President and the Treasurer of McCaw.

Compliance With Section 16(a) of the Securities Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's directors, certain of its officers and the beneficial owners of more than ten percent of its Common Stock to file reports related to their ownership of the Company's common stock (the "Common Stock") and of changes in such ownership with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers. SEC regulations also require the Company to identify in this proxy statement any person subject to this requirement who failed to file any such report on a timely basis. AT&T and Messrs. Carey and Chakrin inadvertently filed late the initial report required at the time each of them became a ten percent shareholder or director of the Company.

Item 11.  Executive Compensation.

     The three tables set forth below provide information with respect to the annual and long-term compensation for services in all capacities to the Company for fiscal years 1994, 1993, and 1992 and the option grants, exercises and values in and at the end of fiscal year 1994 of those persons who (i) served, at any time during 1994, as the Company's Chief Executive Officer or
(ii) were, during 1994, the four other most highly compensated executive officers of the Company (collectively, the "named executive officers").

                                Summary Compensation Table
                                                                          Long-Term
                                                                         Compensation
                                                                         ------------
                                                                            Awards
                                           Annual Compensation            ----------
Name and                             --------------------------------     Securities    All Other
Principal                            Salary              Other Annual     Underlying   Compensation
Position (1)                   Year    ($)     Bonus($)  Compensation($)  Options (#)     ($)(2)
- ------------                   ----  -------   -------   --------------   -----------  ------------

Craig O. McCaw(3)              1994  $100,112         0               0             0        $ 2,469
Chairman of the                1993   100,000         0               0             0          2,308
Board and Chief                1992   100,200         0               0             0          2,225
Executive Officer

Tom A. Alberg (4)              1994    250,487  $250,000               0        50,000         15,977
President and Chief            1993    235,000   200,000               0        50,000         12,517
Operating Officer              1992    225,000   150,200               0        50,000         10,912

James L. Barksdale(5)          1994    525,487   467,000               0             0         14,967
Chairman of the                1993    525,000   400,000               0             0         14,506
Board and Chief                1992    500,200   300,000         $70,293   (6)       0          4,167
Executive
Officer

Gary R. Chapman (7)            1994    475,000   150,000               0             0         15,481 (8)
President-LIN                  1993    404,600   150,000               0        20,000        163,014 (8)
Television Group               1992    385,000   125,000               0        20,000        160,839 (8)

Donald Guthrie (9)             1994    200,487   100,000               0        35,000          3,813
Senior  Vice                   1993    190,000    75,200               0        35,000          2,919
President-Finance              1992    180,000    60,200               0        30,000          2,650

                                          (continued)

                             Summary Compensation Table (continued)
                                                                      Long-Term
                                                                    Compensation
                                                                    ------------
                                                                       Awards
                                      Annual Compensation            ----------
Name and                        --------------------------------     Securities    All Other
Principal                       Salary              Other Annual     Underlying   Compensation
Position (1)              Year    ($)     Bonus($)  Compensation($)  Options (#)     ($)(2)
- ------------              ----  --------  -------   --------------   -----------  ------------

Wayne M. Perry (10)       1994   100,487   250,000            0             0          5,139
Vice Chairman             1993   100,000         0            0             0          4,975
of the Board              1992   100,000         0            0             0          4,885

- -------------------
(1)                 All amounts shown for Messrs. Alberg, Chapman and Guthrie were paid by the Company, and all amounts shown for Messrs. McCaw, Barksdale and Perry were paid by McCaw.  Upon approval by the Independent Directors of the proposed intercompany reimbursement program for 1994, each of the Company and McCaw will reimburse the other for a portion of such executives' compensation (other than Mr. Chapman, who rendered services solely to the
                    Company prior to the completion of the Television Spin-off).  See "Certain Relationships
                    and Related Transactions - Relationship with AT&T and McCaw - Other."

(2)                 Represents amounts paid for life and disability insurance premiums unless otherwise indicated.

(3)                 Mr. McCaw resigned from his positions as Chairman of the Board and an executive officer of the Company effective October 25, 1994.  Mr. McCaw also received options to purchase
                    210,000 shares of McCaw's Class A Common Stock in 1993.  All such options that were outstanding at the time of the acquisition of McCaw by AT&T (the "McCaw/AT&T Merger") were converted into options to purchase Common Stock of AT&T.  Mr. McCaw also received from
                    McCaw additional compensation related solely to his employment with and services rendered to McCaw.

(4)                 Mr. Alberg also received from McCaw additional compensation related solely to his employment with and services rendered to McCaw.

(5)                 Mr. Barksdale was elected Chairman of the Board and Chief Executive Officer of the Company
                    on November 2, 1994.  Mr. Barksdale resigned from all positions with the Company effective
                    January 13, 1995.  Mr. Barksdale also received options to purchase 200,000 and 340,000 shares of McCaw's Class A Common Stock in 1993 and 1992, respectively.  All such options that were outstanding at the time of the McCaw/AT&T Merger were converted into options to purchase common stock of AT&T.  Mr. Barksdale also received from McCaw and AT&T additional compensation related solely to his employment with and services rendered to McCaw.

(6)                 Represents a tax-equalization payment.

(7)                 Mr. Chapman resigned as an executive officer of the Company effective December 28, 1994 following the Television Spin-off.  See "Certain Relationships and Related Transactions -
                    Relationship with LIN Television Corporation."  Amounts reported are those paid to Mr.
                    Chapman for services rendered in 1994 for the entire year, although a portion of such amounts was paid by LIN Television Corporation following completion of the Television
                    Spin-off.

(8)                 Amount for 1994 represents life and disability insurance premiums.  Amounts for 1993 and
                    1992 represent $13,014 and $10,839, respectively, paid for life and disability insurance premiums and a $150,000 payment in each year in consideration of Mr. Chapman's agreeing in
                    1990 to forego certain benefits under a severance agreement.

(9)                 Mr. Guthrie also received from McCaw additional compensation related solely to his employment with and services rendered to McCaw.

(10)                Mr. Perry also received from McCaw additional compensation related solely to his employment with and services rendered to McCaw.


                                 Option Grants in Fiscal Year 1994


                                       Individual Grants
                    --------------------------------------------------
                    Number of                                                 Potential Realizable
                    Securities   Percent of                                    Value at Assumed
                    Underlying  Total Options                                 Annual Rates of Stock
                     Options     Granted to     Exercise                       Price Appreciation
                     Granted    Employees in     Price      Expiration         for Option Term (2)
Name                 (#) (1)    Fiscal Year      ($/Sh)        Date            5% ($)        10% ($)
- ---------------     ---------   ------------    --------    ----------        --------       -------

Craig O. McCaw                0              0           N/A         N/A               0                0
Tom A. Alberg             50,000       16.581%       $133.50    12/31/04      $4,197,872      $10,638,231
James L. Barksdale             0             0           N/A         N/A               0                0
Gary R. Chapman                0             0           N/A         N/A               0                0
Donald Guthrie            35,000       11.607%        133.50    12/31/04      $2,938,510       $7,446,762
Wayne M. Perry                 0             0           N/A         N/A               0                0

All stockholders(3)          N/A           N/A           N/A         N/A  $4,330,439,664  $10,974,184,339

Named executive              N/A           N/A           N/A         N/A            0.16             0.16
officers' gain as %
of all stockholders'
gain


- ------------------
(1)  All options granted to the named executive officers become exercisable in three annual installments of 33%, 33% and 34% beginning one year after the grant date.  The per share option exercise prices represent the fair market value of the Common Stock on the date of grant.  The option term is 10 years.  In the event of a change in control of the Company, other than certain transactions with McCaw and certain transactions pursuant to the PMVG, officers of the

     Company who are subject to Section 16 of the 1934 Act may surrender vested options in exchange for a cash payment by the Company.  As a result of the closing of the McCaw/AT&T Merger, the options to purchase Common Stock held by the named executive officers will vest (if not otherwise vested prior thereto pursuant to their terms) if the optionee's employment with the
     Company is terminated under certain circumstances.  See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

(2)  The dollar amounts under these columns are the result of calculations at the 5% and 10% assumed appreciation rates set by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the Common Stock price.  At the 5% and 10% assumed appreciation rates, the price per share of Common Stock would be $217.46 and $346.26, respectively.

(3)  Based on number of shares outstanding on December 31, 1994.


                          Aggregated Option Exercises in Fiscal Year 1994
                                 and Fiscal Year-End Option Values


                                                  Number of Shares
                          Shares                Underlying Unexercised         Value of Unexercised
                         Acquired                 Options at Fiscal            In-the-Money Options
                            on       Value           Year-End (#)             at Fiscal Year-End($)(2)
                         Exercise   Realized   --------------------------    --------------------------
Name                        (#)     ($) (1)    Exercisable  Unexercisable    Exercisable  Unexercisable
- --------------           --------   --------   -----------  -------------    -----------  -------------

Craig O. McCaw               N/A         N/A       67,500        22,500     $4,662,137      $1,540,712
Tom A. Alberg             30,000  $1,967,500       20,000       130,000      1,123,978       3,768,369
James L. Barksdale           N/A         N/A            0             0            N/A             N/A
Gary R. Chapman              N/A         N/A       59,220        33,000      4,599,207       1,575,824
Donald Guthrie               N/A         N/A       26,000        85,250      1,588,036       2,255,488
Wayne M. Perry               900      55,800       44,100        15,000      3,019,796       1,027,142

- -----------------

(1)  This amount represents the aggregate of the number of shares acquired on exercise multiplied by the difference between the closing price of the Common Stock on the Nasdaq National Market on the respective option exercise date (or, if not exercised on a trading day, the nearest trading day) minus the exercise price for the relevant option.

(2)  This amount represents the aggregate of the number of in-the-money options multiplied by the difference between the closing price of the Common Stock on the Nasdaq National Market on
     December 30, 1994 (the final trading day in 1994) and the exercise prices for the relevant options.

Pension Plan

     Until December 28, 1994, the Company maintained a defined benefit retirement plan (the "Pension Plan") that covered certain employees of the Company and its subsidiaries. On December 28, 1994, pursuant to the Employee Benefits Allocation Agreement between the Company and LIN Television Corporation ("LIN Television"), LIN Television assumed sponsorship of the Pension Plan. See "Certain Relationships and Related Transactions - Relationship With LIN Television Corporation." LIN Television now is solely responsible for all liabilities and obligations under the Pension Plan. Mr. Chapman continues to participate in the Pension Plan as an employee of LIN Television.

     Effective January 1, 1993, the Pension Plan was amended to provide that any employees treated by the Company as employed by a component of the Company that maintains an Internal Revenue
Code (the "Code") Section 401(k) plan providing for employer-matching contributions are not eligible to participate in, or accrue benefits under, the Pension Plan. After retirement from or other termination with the Company, however, any employee who was participating in the Pension Plan as of December 31, 1992, is entitled to receive monthly payments under the Pension Plan based on his or her average compensation and years of credited service as of December 31, 1992, provided that he or she completes five years of vesting service with the Company after attaining age 17. Such payments begin at age 65, subject to the employee's election to terminate from employment and receive reduced monthly payments beginning at any time between ages 55 and 65. Due to this amendment, Messrs. Alberg and Guthrie no longer accrue additional benefits under the Pension Plan, but are entitled to receive monthly payments of $459 and $329, respectively, under the Pension Plan at age 65, provided they each become vested.
Messrs. McCaw, Barksdale and Perry did not participate in the Pension Plan.

     The following table shows the estimated annual retirement benefits payable under the Pension Plan and the Company's Supplemental Benefit Retirement Plan as an annuity for life upon normal retirement for specified compensation and years of credited service classifications, assuming retirement at age 65 on December 31, 1993. Benefits are computed by multiplying (i)
1.25% of the employee's average annual compensation for the three consecutive years producing the highest average (excluding benefits or payments received under any other benefit plan) times
(ii) the employee's number of years of credited service, up to a maximum of 32 years. Section 401(a)(17) and 415 of the Code limit the annual benefits that may be paid from a tax-qualified retirement plan such as the Pension Plan. As permitted by the

Employee Retirement Income Security Act of 1974 ("ERISA"), the Company's Supplemental Benefit Retirement Plan authorizes the payment out of the Company's general funds of any benefits calculated under the provisions of the Pension Plan that may be above the limits of Sections 401(a)(17) and 415 of the Code.

                                    Pension Plan Table

 Three-Year
   Average                     Years of Credited Service
   Annual       --------------------------------------------------------
Compensation     10         15        20        25        30        32
- ------------    -----      ----      ----      ----      ----      ----

  $100,000     12,500     18,750    25,000    31,250    37,500    40,000

  $200,000     25,000     37,500    50,000    62,500    75,000    80,000

  $300,000     37,500     56,250    75,000    93,750   112,500   120,000

  $400,000     50,000     75,000   100,000   125,000   150,000   160,000

  $500,000     62,500     93,750   125,000   156,250   187,500   200,000

  $750,000     93,750    140,625   187,500   234,375   281,500   300,000



     As of December 31, 1994, Mr. Chapman had six years of credited service under the Pension Plan and his three-year average annual compensation was $613,200. Benefit amounts under the Pension Plan are not subject to any deduction for Social Security benefits or other offset amounts.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     Employment Agreements. In 1990, Mr. Chapman entered into an employment agreement with the Company, which replaced an already existing severance compensation agreement. Mr. Chapman's employment agreement provides for: (i) a term that currently ends on December 31, 1995, subject to subsequent renewals; (ii) a minimum base salary of $375,000, commencing on January 1, 1991;
(iii) a target annual bonus award at least equal to $125,000 per year beginning after December 31, 1991, the actual amount payable being determined by the Company based on performance guidelines; and (iv) a retention bonus of $600,000, payable in four equal annual installments beginning December 31, 1990. The agreement also provides for options, participation in certain of the Company's incentive compensation programs, and additional severance benefits upon termination without cause, including the right to require the Company to purchase certain of its shares and vested options owned by Mr. Chapman as of the date of the employment agreement based on the value of the greater of $112 per share and the "Private Market Price" of the Common Stock as determined in accordance with the PMVG. See "Item 1. Business - Private Market Value Guarantee." The agreement also requires the Company to purchase on January 1, 1995, certain of its shares and vested options owned by Mr. Chapman as of the date of the employment agreement based on a value of the greater of $112 per share and the Private Market Price. This agreement was assigned to and assumed by LIN Television in connection with the Television Spin-off.

     In 1991, Mr. Guthrie entered into an employment agreement with the Company. Mr. Guthrie's employment agreement provides for (i) a term that currently ends on April 30, 1995, subject, unless terminated, to subsequent automatic annual renewals; (ii) a base salary that currently is $210,000; (iii) options and bonuses as determined by the Board of Directors; and (iv) such other benefits and perquisites as are provided to Company employees or senior executives generally. In the event that Mr. Guthrie is terminated without "cause," as defined in the agreement, or his employment with the Company terminates as a result of the expiration of the term of the agreement, he will receive an amount equal to twelve months' salary and bonus and all long-term compensation that would have vested during the remaining term of the agreement will be immediately vested.

     Amended and Restated 1969 Stock Option Plan. Pursuant to the Company's Amended and Restated 1969 Stock Option Plan (the
"1969 Plan"), in the event of a change in control of the Company
(as defined in the 1969 Plan), other than certain transactions with McCaw and certain transactions pursuant to the PMVG, officers of the Company who are subject to Section 16 of the 1934
Act may surrender vested options in exchange for a cash payment by the Company. The amount of the cash payment per share is determined by taking the difference between the exercise price of the shares covered by the options so surrendered and the greater of (i) the highest market price of the Common Stock during the 90-day period prior to the day of surrender and (ii) the highest price paid to any stockholder of the Company in the transaction or group of transactions resulting in the change in control.
Such options may be surrendered during the 60-day period following the change in control.

     As a result of the closing of the McCaw/AT&T Merger, options to purchase shares of Common Stock outstanding on August 14, 1993 held by the named executive officers will vest (if not otherwise vested prior thereto pursuant to their terms) at the time McCaw or any affiliate consummates any acquisition of all or substantially all the remaining shares of the Common Stock or the Company is otherwise sold, whether pursuant to the PMVG or otherwise. In addition, as a result of the closing of the McCaw/AT&T Merger, all outstanding options to purchase Common Stock held by the named executive officers will vest (if not otherwise vested prior thereto pursuant to their terms) if the optionee's employment with the Company is terminated under certain circumstances.

     Bonus and Severance Arrangements in Connection With the McCaw/AT&T Merger. In connection with the McCaw/AT&T Merger, the Company established an aggregate $7.75 million bonus pool for certain persons employed by the Company and its subsidiaries as of August 15, 1993, conditioned upon both consummation of the McCaw/AT&T Merger (the "McCaw/AT&T Closing"), which occurred on September 19, 1994, and the closing of any acquisition of all or substantially all the remaining shares of Common Stock by McCaw or of a sale of the Company (pursuant to the PMVG or otherwise) (the "LIN Closing"). Except as provided under the Executive Plan, as hereinafter defined, all bonuses payable to executive officers are payable in three installments (50% at the LIN Closing, 25% on the first anniversary of the McCaw/AT&T Closing and 25% on the second anniversary of the McCaw/AT&T Closing), in each case to persons who remain employed by the Company, its ultimate parent or any of their subsidiaries at such times, provided, that if the LIN Closing has not occurred by such anniversary dates of the McCaw/AT&T Closing, such payments will not be made until the date of the LIN Closing. The amounts of the bonuses allocated to Messrs. Alberg and Guthrie are $700,000 and $509,000, respectively. Messrs. McCaw, Alberg, Barksdale, Guthrie and Perry received bonuses under a similar bonus program implemented by McCaw.

     Also in connection with the McCaw/AT&T Merger, the Company established an Executive Separation Plan (the "Executive Plan"). The Executive Plan provides benefits to certain executives, including Messrs. Alberg and Guthrie, in the event that they are terminated (other than for cause, as defined in the Executive
Plan) on or after the McCaw/AT&T Closing or in the event that they terminate their employment within six months following an adverse change in working conditions (including a reduction in salary or bonus opportunities in the absence of overall poor performance, a material reduction in scope of responsibility, authority or other conditions of employment, a notice that an executive's employment location will be moved more than 40 miles or certain decreases in executive perquisites or other employee benefits) on or after the McCaw/AT&T Closing. Under the Executive Plan, executives are entitled to a benefit payment equal to any unpaid installments under the bonus pool, unless terminated for consistently poor performance documented by substantially contemporaneous notices. Mr. Perry is entitled to receive severance benefits, and Messrs. Alberg and Guthrie are entitled to additional severance benefits, in certain circumstances under a severance program established by McCaw in connection with the McCaw/AT&T Merger.

     In addition, the Company has established an arrangement for the payment of other benefits to certain of the Company's officers, including Messrs. Alberg and Guthrie. In order to receive this benefit, the individual must be an officer or employee of the Company at the time of the LIN Closing. Such payments will be made if the officer's employment with the Company is terminated within 120 days of a LIN Closing under the same circumstances as are described above with respect to the Executive Plan. The amount of such benefits payable to Messrs. Alberg and Guthrie would be $380,000 and $213,333, respectively.

     The Compensation Committee has approved the payment to certain officers and employees of the Company, including Messrs. Alberg and Guthrie, at the time of the LIN Closing, of a bonus of at least 50% of the bonus paid to such individual in 1994. The amount of the bonus may be increased, in the discretion of the Compensation Committee, based on performance, timing and such other factors as are approved by the Compensation Committee. The minimum amount of such bonuses payable to Messrs. Alberg and Guthrie are $125,000 and $50,000, respectively.

     In the event that all or any portion of any severance payment, bonus, stock option or other compensation or benefit payable to certain executives, including Messrs. Alberg and Guthrie, as a result of the LIN Closing would subject any executive to an excise tax under Section 4999 of the Code, such executive would be entitled to receive a tax gross-up payment to cover such excise tax and related penalties and interest
(including any taxes payable in connection with the gross-up payment).

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

Principal Stockholders

     Based upon filings with the SEC, the following persons are known to the Company to be "beneficial owners" of 5% or more of the Common Stock:


                                          Shares
Name and Address                        Beneficially
of Beneficial Owner                        Owned            Percent
- -------------------------               -------------       -------
AT&T Corp.                             26,989,500 (1)         52.2%
  32 Avenue of the Americas
  New York, New York 10013

The Capital Group Companies, Inc.      3,362,500 (2)           6.5%
  333 South Hope Street
  Los Angeles, California 90071

(1) AT&T holds its shares of Common Stock through its wholly owned subsidiary McCaw, which in turn holds its shares of Common Stock through its wholly owned subsidiary MMM Holdings, Inc. ("MMM"). McCaw and certain of its subsidiaries have entered into an Agreement and Plan of Merger with the Company, as contemplated by the PMVG, pursuant to which McCaw will acquire all of the shares of Common Stock it does not beneficially own at this time, subject to the terms and conditions of such agreement. See "Item 1. Business--Private Market Value Guarantee" and "Certain Relations and Related Transactions - Relationship with AT&T and McCaw - Status of PMVG Sale Process."

(2) Capital Guardian Trust Company and Capital Research and Management Company, operating subsidiaries of The Capital Group Companies, Inc., exercised, as publicly reported as of December 31, 1994, investment discretion with respect to 141,400 and 3,221,100 shares of Common Stock, respectively, which were owned by various institutional investors.

Security Ownership of Management

     The following table shows the beneficial ownership of Common
Stock as of April 1, 1995 by the Company's (i) directors, (ii) the named executive officers, and (iii) directors, named executive officers and other executive officers as a group.

                                Shares Beneficially
Name                                 Owned (1)         Percent
- -----------------------         -------------------    -------
Tom A. Alberg                          1,433    (2)           *
Dennis J. Carey                            0                  *
Lewis M. Chakrin                           0                  *
Harold S. Eastman                          0                  *
W. Preston Granbery                        0                  *
William G. Herbster                    3,480    (3)           *
Rolla G. Huff                              0                  *
Wilma H. Jordan                          578                  *
Richard W. Kislik                      8,410                  *
Wayne M. Perry                        45,000    (4)           *
Florence L. Walsh                          0                  *
Craig O. McCaw                        67,500    (5)           *
James L. Barksdale                         0                  *
Gary R. Chapman                       60,536    (6)           *
Donald Guthrie                        26,577    (7)           *
All directors, named executive
  officers and other executive
  officers as a group (16 persons)   233,514    (8)           *


- ------------------------
*  Less than 1%

(1) Certain directors of the Company are directors and/or officers of one or more of AT&T and McCaw, each of which beneficially owns 26,989,500 shares of Common Stock. See "Principal Stockholders." Such individuals disclaim beneficial ownership of such shares.

(2)  Includes options exercisable within 60 days to purchase
     20,000 shares of Common Stock.

(3)  Represents shares held of record by Mr. Herbster's wife.

(4)  Includes options exercisable within 60 days to purchase
     44,100 shares of Common Stock.

(5)  Includes options exercisable within 60 days to purchase
     67,500 shares of Common Stock.

(6)  Includes options exercisable within 60 days to purchase
     59,220 shares of Common Stock

(7)  Includes options exercisable within 60 days to purchase
     26,000 shares of Common Stock.

(8)  Includes options exercisable within 60 days to purchase
     216,820 shares of Common Stock.


Beneficial Ownership of Common Stock of AT&T

     The following table shows the beneficial ownership of all equity securities of AT&T, the Company's parent, as of April 1, 1995 by the Company's (i) directors, (ii) the named executive officers, and (iii) directors, named executive officers and other executive officers as a group.

                                Shares Beneficially    Percent
Name                                   Owned           of Class
- -----------------------         -------------------    --------
Tom A. Alberg                       105,453    (1)           *
Dennis J. Carey                     107,637                  *
Lewis M. Chakrin                     22,624    (2)           *
Harold S. Eastman                       100                  *
W. Preston Granbery                  10,370    (3)           *
William G. Herbster                       0                  *
Rolla G. Huff                         5,580                  *
Wilma H. Jordan                         275    (4)           *
Richard W. Kislik                       200                  *
Wayne M. Perry                    1,053,609    (5)         1.0
Florence L. Walsh                         0                  *
Craig O. McCaw                   15,913,730    (6)           *
James L. Barksdale                   50,000                  *
Gary R. Chapman                          28                  *
Donald Guthrie                       45,600    (7)           *
All directors, name executive
  officers and other executive
  officers as a group
  (16 persons)                   17,902,840    (8)         1.1

- -------------------------
(1)  Includes options exercisable within 60 days to purchase
     105,000 shares of AT&T Common Stock.

(2) Mr. Chakrin disclaims beneficial ownership of all such shares.

(3)  Includes options exercisable within 60 days to purchase
          10,370 shares of AT&T Common Stock.

(4) Includes 175 shares owned by Ms. Jordan's husband and as to which she disclaims beneficial ownership.

(5) Includes 47,500 shares held by a trust as to which Mr. Perry disclaims beneficial ownership. Also includes options exercisable within 60 days to purchase 1,006,109 shares of AT&T Common Stock.

(6)  Includes options exercisable within 60 days to purchase
     1,540,289 shares of AT&T Common Stock.

(7)  Includes options exercisable within 60 days to purchase
     45,500 shares of AT&T Common Stock.

(8)  Includes options exercisable within 60 days to purchase
     3,087,896 shares of AT&T Common Stock.



Item 13.  Certain Relationships and Related Transactions.

Relationship With AT&T and McCaw

     AT&T, through its wholly owned subsidiary McCaw, owns approximately 52% of the outstanding shares of Common Stock. For a description of the PMVG between the Company and McCaw, see "Item 1. Business - Private Market Value Guarantee," together with the update to "- Status of PMVG Sale Process" set forth below.

     Status of PMVG Sale Process.  On April 7, 1995, AT&T and
McCaw announced that McCaw has decided to proceed with an acquisition of all of the shares of Common Stock not owned by McCaw or any of its affiliates.

     On April 28, 1995, an Agreement and Plan of Merger was executed and delivered by and among McCaw, MMM, MMM Acquisition Corp., a wholly owned subsidiary of MMM ("Acquisition") and the Company (the "Merger Agreement"). The Merger Agreement provides for the merger of Acquisition with and into the Company (the "Merger"), as a result of which the Company would become a wholly owned subsidiary of McCaw. The Merger Agreement was approved by the Company's Board of Directors, with six directors voting in favor, three opposed and two abstaining, at a meeting held on April 28, 1995. Upon the consummation of the Merger, the holders of shares of Common Stock other than shares owned by McCaw or any of its wholly owned subsidiaries and shares in the Company's treasury or owned by any wholly owned subsidiary of the Company (collectively, the "Public Shares") or by persons who perfect and maintain their right to dissent to the Merger will be entitled to receive cash in the amount of $127.50, without interest thereon, for each Public Share.

     Consummation of the Merger is subject to certain conditions, including but not limited to (i) the absence of any order or injunction of any court or governmental authority preventing consummation of the Merger or making consummation subject to any condition or restriction not acceptable to McCaw in its reasonable judgement, (ii) receipt of all necessary governmental and third party consents unless the failure to obtain such consents would not have a material adverse effect on the business, properties, operations, condition (financial or other) or prospects of the Company or McCaw, and (iii) that no suit, action, investigation, inquiry, or other proceeding is pending by or before any governmental authority which questions the validity or legality of the PMVG or the proceedings thereunder or the Merger Agreement or the transactions contemplated by the Merger Agreement or which imposes or could impose any remedy, condition or restriction in connection therewith that is unacceptable to McCaw. In addition, the Merger is subject to the approval of the holders of a majority of the Public Shares who are present and entitled to vote at the meeting of stockholders at which the Merger will be considered (the "Meeting").

     The Merger must also be approved by the affirmative vote of shares representing a majority of the shares of outstanding Common Stock entitled to vote thereon. McCaw, which indirectly owns approximately 52% of the voting power of the Common Stock, has agreed that, if the Merger receives the necessary approval of the holders of the Public Shares, it will vote or cause to be voted all of the shares of Common Stock beneficially owned by it and its affiliates and subsidiaries in favor of the Merger. Accordingly, approval of the Merger by the affirmative vote of holders of shares representing a majority of the outstanding voting power of the Common Stock is assured.

     The Merger Agreement may be terminated at any time by the mutual written consent of the Company and McCaw or by mutual action of their respective Boards of Directors. It also may be terminated by action of the Board of Directors of either the Company or McCaw if (i) the Merger has not been consummated by December 31, 1995 or, if the Merger has received the necessary approval of the holders of Public Shares and is being pursued in good faith by McCaw but has not been completed due to regulatory delays or litigation, August 31, 1996, (ii) an appropriate court or governmental authority has issued a final and nonappealable order, decree or ruling or taken any other action permanently restraining, enjoining or otherwise prohibiting the Merger, or

(iii) the Merger and the Merger Agreement do not receive at the Meeting the affirmative vote of the holders of at least a majority of the Public Shares present and entitled to vote at the Meeting.

     The Merger Agreement contains other terms and conditions, including representations and warranties of the parties thereto and certain covenants of the parties relating to the periods of time before and after completion of the Merger. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the Merger Agreement, a copy of which is being filed with the Securities and Exchange Commission as an exhibit hereto.

     The terms of the Merger Agreement and other matters related to the Merger will be described in greater detail in a proxy statement to be prepared and delivered to the Company's stockholders prior to the Meeting. The date of the Meeting has not yet been established by the Board of Directors, but the Company currently anticipates that the Meeting will be held sometime during the third quarter of 1995.

     A class action entitled Frank v. Tom A. Alberg, James L. Barksdale, Harold S. Eastman, Craig O. McCaw, Wayne M. Perry,
John E. McCaw, John W. Stanton, McCaw Cellular Communications,
Inc., MMM Holdings, Inc., and AT&T Corp. was filed on April 10,
1995 (New York Supreme Court, New York County, Index No. 95-108949). The plaintiff alleges that the defendants breached various fiduciary duties to the Company's public stockholders by failing to protect against, and by the individual defendants (as directors of the Company) approving certain actions facilitating the acquisition of McCaw by AT&T which resulted in, AT&T being disregarded as a potential purchaser of the Company for purposes of certain appraisals conducted pursuant to the PMVG. The plaintiffs seek, among other remedies, monetary damages. The Company cannot predict the possible outcome or effect on the Company or the PMVG process of this action at this time.

     Other. After McCaw acquired its interest in the Company in March 1990, McCaw made available the services of its employees, some of whom are elected to management positions with the Company, with the understanding that the Company would reimburse
McCaw for these services. Under the PMVG, the approval of a majority of the Independent Directors is required before the Company enters into any material transaction with McCaw or its affiliates. Pursuant to a proposal that has been approved by the management of each of the Company and McCaw, and subject only to the approval of the Independent Directors, McCaw will receive reimbursement from the Company in the amount of $8.5 million for services rendered in 1994 in connection with various engineering, research and development, marketing and other general management activities and for payments to third parties, and the Company will receive reimbursement from McCaw in the amount of $2.2 million for services rendered in 1994 in connection with various operations, marketing and legal activities and for payments to third parties. The respective reimbursement amounts include actual amounts paid to third parties. Also included within this reimbursement program is an allocation of the time devoted to the affairs of each company by those employees who were involved in the operation of both companies. The costs associated with such employees, including salary, bonus, stock options awarded during the year and other benefits, are then allocated between the companies in the same proportion. As determined for purposes of this allocation for 1994, Messrs. McCaw, Alberg, Barksdale,
Guthrie and Perry devoted 40% (through the McCaw/AT&T Closing),
80%, 40%, 80% and 30%, respectively, of their time to the affairs of the Company; the balance of each executive's time was allocated to McCaw. All of Mr. Chapman's time through the Spin-off Date was devoted to the affairs of the Company.

     For so long as the Company remains a majority-owned subsidiary of McCaw, the Company and McCaw expect to annually negotiate payments for the reimbursement of expenses incurred on behalf of the Company by McCaw and on behalf of McCaw by the Company for management assistance and other intercompany services. The Company does not anticipate that the net amount of its payments to McCaw will be material to the Company's business operations or financial performance. The payments will continue to be negotiated on an arm's-length basis, and will be subject to the approval of the Independent Directors.

     In addition to the transactions described above, the Company (including its subsidiaries and other entities it controls or manages) routinely enters into transactions with McCaw and AT&T (including their respective subsidiaries and other entities they control or manage, other than the Company) in the ordinary course of business. The Company pays McCaw for providing cellular service to the Company's subscribers under roaming agreements, and McCaw pays the Company for similar services provided by the Company to McCaw's subscribers. For roaming services provided during 1994, the Company paid McCaw approximately $18.3 million and McCaw paid the Company approximately $13.0 million. In addition, the Company's Dallas cellular operation provided switching, billing, and certain other services to an affiliate of McCaw. Under this agreement, the Company's Dallas cellular operation collects the revenues generated by the subscribers of McCaw's affiliate and pays a contractually determined fee. Such revenues amounted to approximately $1.2 million during 1994, and the payments to McCaw's affiliate amounted to approximately $1.0 million. The Company also reimburses McCaw for the cost of programs, such as the North American Cellular Network, national advertising campaigns and the National Account Services Program
(a sales force and support group that coordinates the sale of cellular services to large companies), which McCaw manages for all of its markets, as well as certain of the Company's markets, and for the cost of goods and services purchased by the Company from third parties through McCaw. The Company paid McCaw approximately $1.3 million for expenses in connection with such programs during 1994. The costs of such programs are shared by all markets benefited (including, in certain cases, markets owned by third parties), with the allocation based on actual per market costs incurred or such factors as relative market population or numbers of subscribers. The Company also maintains a regional office that oversees and provides certain centralized services for the Company's Dallas cellular operation as well as a cluster of McCaw cellular markets located in Texas and adjacent states.
The costs of this office are allocated to all such markets, based on their relative shares of the factors considered most relevant to each particular cost. For example, the allocation of general and administrative costs is based on population, while engineering and operations costs are allocated based largely on the relative number of cell sites in each market. McCaw's share of such costs during 1994 was approximately $3.9 million.

     During 1994, the Company purchased equipment, consisting primarily of telephones and accessories, from AT&T for an aggregate purchase price of approximately $13.4 million. The Company also paid AT&T approximately $3.3 million to provide customer support services in situations in which the volume of such requests exceeded the Company's handling capacity. Finally, the Company paid AT&T approximately $176,000 for various services provided by AT&T, including engineering and design services and cell site rentals.

     All such agreements and arrangements between the Company and McCaw or AT&T are on terms that the Company believes are as or more favorable to it than would have been obtained with an unrelated third party.

     On June 19, 1992, the Company, McCaw and certain other parties received court approval of a Stipulation of Settlement setting forth terms by which shareholder litigation in the United States District Court for the Southern District of New York (Katz v. Pels) would be settled and shareholder litigation in the Delaware Court of Chancery for New Castle County (In re LIN Broadcasting Corp. Shareholders Litigation) would be dismissed. Such litigation arose out of the transactions related to the acquisition by McCaw in 1990 of a majority of the Common Stock. Under the terms of the settlement, the Company received from McCaw payments of $1.35 million in July 1992 and $2 million on each of June 30, 1993 and 1994 and will receive from McCaw a further payment of $2 million on June 30, 1995. McCaw was also required to transfer to the Company approximately a 2% interest in the Galveston, Texas cellular market.

Relationship With LIN Television Corporation

     On December 28, 1994 (the "Spin-off Date"), the Company distributed to the holders of its Common Stock of record on December 9, 1994 (the "Record Date"), all of the outstanding common stock, $.01 par value, of the Company's subsidiary, LIN Television. The distribution (the "Television Spin-off") was made in the form of a stock dividend of one share of the common stock of LIN Television (the "LIN Television Common Stock") for every two shares of the Company's Common Stock held on the Record Date. The Company did not receive any shares of LIN Television Common Stock in respect of the Company's Common Stock held by the Company as treasury shares. The "ex-distribution" date for the Television Spin-off, as established by the Nasdaq National Market, was December 29, 1994. Fractional shares of LIN Television Common Stock to which holders of the Company's Common Stock would have been entitled as a result of the Television Spin-off have been aggregated and sold, and the cash proceeds distributed to the record holders entitled thereto. The Internal Revenue Service has ruled that receipt of shares of LIN Television Common Stock in the Television Spin-off will not result in the recognition of income, gain or loss for federal income tax purposes (except with respect to any cash received in lieu of a fractional share interest in LIN Television Common Stock).

     Also on December 28, 1994, pursuant to the Asset Purchase
Agreement, dated June 7, 1994, as amended, among the Company, LIN
Television, Cook Inlet Communications, Inc., an Alaska corporation, and Cook Inlet Communications Corp., a Delaware corporation ("CICC"), LIN Television acquired substantially all the assets and assumed certain liabilities of WTNH-TV, New Haven-Hartford, Connecticut, from CICC in exchange for $120,170,000 in cash and approximately 11.5% of the LIN Television Common Stock outstanding after giving effect to such issuance (together with the Television Spin-off, the "Transaction"). The cash portion of the purchase price is subject to post-closing adjustment.

     Following the Transaction, approximately 42.3% of the LIN
Television Common Stock was publicly owned; approximately 11.5% was held by CICC; and approximately 46.3% was held indirectly by

McCaw.  LIN Television Common Stock is quoted on the Nasdaq
National Market.  Six of the ten initial directors of LIN
Television were designated by McCaw, and three of them currently are officers of one or more of AT&T, McCaw and the Company. In addition, all of the Independent Directors also serve as directors of LIN Television.

     In connection with the Television Spin-off, the Company and LIN Television entered into a number of agreements, including: a Distribution Agreement, which provides for, among other things, the principal corporate transactions required to effect the Television Spin-off and certain other agreements governing the relationship between the Company and LIN Television; a Tax Allocation Agreement, which provides for the allocation between the Company and LIN Television of responsibilities, liabilities and benefits relating to or affecting taxes paid or payable by either of them or their respective subsidiaries for all taxable periods before and after the Television Spin-off; a Management Services Agreement, pursuant to which the Company and LIN Television will each provide to the other, upon request and for up to one year after the Television Spin-off, certain corporate administrative services, such as tax, treasury and legal services; and an Employee Benefits Allocation Agreement, which provides for the treatment of outstanding options to purchase the Company's Common Stock granted under the 1969 Plan and certain other matters, including the allocation of retirement, medical, disability and other employee welfare and benefit plans between the Company and LIN Television.

     LIN Television and certain subsidiaries of the Company also entered into a Consulting Agreement, pursuant to which LIN Television will provide management and operational consulting for the television broadcasting operations retained by the Company after the Television Spin-off, and a Right of First Refusal Agreement, pursuant to which, in the event that the Company receives and wishes to accept an offer to purchase assets associated with the Company's television broadcasting operations, LIN Television has the right to purchase such assets at the offered price.

     Prior to the Television Spin-off, the Company and McCaw allocated to LIN Television each year a portion of the expenses relating to certain corporate-level services, such as tax, treasury and legal services, provided to LIN Television by the Company and McCaw. LIN Television's portion of such expenses was determined based on its revenues, wages and properties relative to those of the Company and McCaw. The amount allocated to LIN Television for the portion of 1994 preceding the Television Spin-off was approximately $1.8 million. Due to limitations imposed under LIN Television's credit facility on payments by LIN
Television to its affiliates, LIN Television paid approximately $578,000 of such amount in cash, with the forgiveness of the balance of this expense being treated for accounting purposes as a contribution to capital by the Company. As a result of the separation of the Company and LIN Television pursuant to the Television Spin-off, these allocations ceased on December 28, 1994.

     Similarly, LIN Television provided certain corporate-level services, consisting primarily of general and administrative and accounting services, to the Company with respect to the television broadcasting operations conducted by the Company other than through LIN Television. The amount charged to the Company and its subsidiaries for these services in 1994 was approximately $494,000. Any such services provided in the future will be provided only through the Consulting Agreement described above or through such other agreements or arrangements as may be established by the parties.

     During the portion of 1994 ending on the Spin-off Date, the Company was a party to a tax-sharing agreement with LIN Television and its subsidiaries pursuant to which LIN Television was included in the consolidated federal income tax return filed by the Company. Pursuant to this agreement, LIN Television's allocated share of the Company's current consolidated federal income tax expense in 1994 is estimated to be approximately $22.7 million. This agreement further provided that LIN Television was treated as if it had certain net operating loss carryforwards, as a result of which LIN Television's share of the federal tax expense has been forgiven. The forgiveness of this expense has been treated for accounting purposes as a contribution to capital by the Company.

     During 1994, LIN Television provided to AT&T and its subsidiaries, including McCaw, advertising time worth approximately $1.5 million. The Company believes that the terms of all such transactions were at least as favorable as those that would result from arm's-length negotiations.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

(a)(1)    Financial Statements Filed**

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

(a)(2)    Financial Statement Schedules Filed**

          Financial Statement Schedules of the Company

          I -  Condensed Financial Information of Registrant
          II - Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 1994, 1993 and 1992

- --------------------
** Previously filed.

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

(a)(3)   Exhibits**

        2.1 Agreement and Plan of Merger By and Among McCaw Cellular Communications, Inc., MMM Holdings, Inc., MMM Acquisition Corp. and LIN Broadcasting Corporation dated April 28, 1995 (filed herewith).
        3.1 Restated Certificate of Incorporation of LIN Broadcasting Corporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
        3.2       Amended and Restated By Laws.
        10.1* Amended and Restated 1969 Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on June 2, 1994)
        10.2(a)* Profit Sharing Plan, as amended and restated effective January 1, 1989 (the "Profit Sharing Plan") (incorporated by reference to Exhibit
                  10.2 to the Company's Annual Report on Form
                  10-K for the fiscal year ended December 31,
                  1992)
        10.2(b)*  Amendment, adopted November 22, 1994, to the
                  Profit Sharing Plan
        10.3* Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989)
        10.4 Partnership Agreement, dated as of March 18, 1983, among LIN Cellular Communications Corporation, Metromedia, Inc., and Cellular Systems, Inc. (incorporated by reference to
                  Exhibit 10.11 to the Company's Annual Report
                  on Form 10-K for the fiscal year ended
                  December 31, 1992)
- -------------------
** Previously filed (except as noted).

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

        10.11 Agreement, dated December 11, 1989, between the Company, MMM Holdings, Inc. and McCaw Cellular Communications, Inc. (incorporated by reference to Exhibit (c)(6) to Amendment No. 24 to Schedule 14D-1 and Amendment No. 30 to
                  Schedule 13D relating to the Offer filed by MMM Holdings, Inc. and McCaw with the Securities and Exchange Commission on December 12, 1989)
        10.12(a) Private Market Value Guarantee, dated December 11, 1989, between the Company and McCaw Cellular Communications, Inc. (the "Private Market Value Guarantee") (incorporated by reference to Exhibit (c)(7) to Amendment No. 24 to Schedule 14D-1 and Amendment No. 30 to
                  Schedule 13D relating to the Offer filed by MMM Holdings, Inc. and McCaw with the Securities and Exchange Commission on December 12, 1989)
        10.12(b) First Amendment, dated June 7, 1994, to the Private Market Value Guarantee (incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K dated May 25, 1994)
        10.13 Exercise, dated October 27, 1989, of the Company's Rights of First Refusal to Acquire the Interests of Metromedia Company in Metro One Cellular Telephone Company, and Agreement of Purchase and Sale, dated October 3, 1989, by and between McCaw Cellular Communications, Inc. and Metromedia Company (incorporated by reference to Exhibit 10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989)
        10.14(a) Credit Agreement, dated as of August 1, 1990, among LIN Cellular Network, Inc., Morgan Guaranty Trust Company of New York and the Lenders Named therein (the "1990 Credit Agreement") (incorporated by reference to
                  Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990)
        10.14(b) Amendment No. 1, dated as of June 15, 1993, to the 1990 Credit Agreement
        10.14(c) Amendment No. 2, dated as of May 31, 1994, to the 1990 Credit Agreement

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

                            SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LIN BROADCASTING CORPORATION


                               By: TOM A. ALBERG
                                   -----------------------
                                   Tom A. Alberg
                                   President, Chief Operating
                                    Officer
                                   May 1, 1995

                        INDEX TO EXHIBITS


Exhibit No.

2.1 Agreement and Plan of Merger By and Among McCaw Cellular Communications, Inc., MMM Holdings, Inc., MMM Acquisition Corp. and LIN Broadcasting Corporation dated April 28, 1995 (filed herewith).
3.1 Restated Certificate of Incorporation of LIN Broadcasting Corporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
3.2       Amended and Restated By Laws.
10.1* Amended and Restated 1969 Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on June 2, 1994)
10.2(a)* Profit Sharing Plan, as amended and restated effective January 1, 1989 (the "Profit Sharing Plan") (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
10.2(b)*  Amendment, adopted November 22, 1994, to the
          Profit Sharing Plan
10.3* Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989)
10.4 Partnership Agreement, dated as of March 18, 1983, among LIN Cellular Communications Corporation, Metromedia, Inc., and Cellular Systems, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
10.5 Partnership Agreement, dated as of June 22, 1983, between Los Angeles Cellular Corporation and LIN Cellular Communications Corporation (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
10.6 Stock Agreement, dated June 5, 1982, by and among Radio Broadcasting Company, LIN Broadcasting Corporation, LIN Cellular Communications Corporation, Metromedia, Inc., and AWACS, Inc. (incorporated by reference to Exhibit
          10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

10.7 Amended and Restated Partnership Agreement, dated as of November 9, 1984, among LIN Cellular Communications Corporation, D/FW Signal, Inc., MCI Cellular Telephone Company, Cellular Mobile Systems, Inc., and Mid-America Cellular Systems, Inc. (incorporated by reference to
          Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
10.8 Amended and Restated Partnership Agreement, dated as of December 12, 1984, among Metro Mobile CTS, Cellular Systems, Inc., and Houston Mobile Cellular Communications Company (incorporated by reference to
          Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
10.9 Partnership Agreement, dated as of December 12, 1984, among American Mobile Communications of Houston and the Gulf, Houston Cellular Corporation, LIN Cellular Communications Corporation, MCI Cellular Telephone Company, Charisma Communications Corp. of the Southwest, and Cellular Mobile Systems of Texas, Inc. (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
10.10 Partnership Agreement, dated as of September 1991, by and between Galveston Mobile Corporation and LIN Cellular Communications Corporation (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
10.11 Agreement, dated December 11, 1989, between the Company, MMM Holdings, Inc. and McCaw Cellular Communications, Inc. (incorporated by reference to Exhibit (c)(6) to Amendment No. 24 to Schedule 14D-1 and Amendment No. 30 to Schedule 13D relating to the Offer filed by MMM Holdings, Inc. and McCaw with the Securities and Exchange Commission on December 12,
          1989)
10.12(a) Private Market Value Guarantee, dated December 11, 1989, between the Company and McCaw Cellular Communications, Inc. (the "Private Market Value Guarantee") (incorporated by reference to Exhibit
          (c)(7) to Amendment No. 24 to Schedule 14D-1 and Amendment No. 30 to Schedule 13D relating to the Offer filed by MMM Holdings, Inc. and McCaw with the Securities and Exchange Commission on December 12,
          1989)
10.12(b) First Amendment, dated June 7, 1994, to the Private Market Value Guarantee (incorporated by reference to
          Exhibit 99.1 to the Company's Report on Form 8-K dated
          May 25, 1994)

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