Form 10-Q
period 1995-03-31
LIN BROADCASTING CORP
filed 1995-05-15
CIK 59498

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the period ended March 31, 1995.
                                    or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

For the transition period from _____________ to ________________



Commission File Number:        0-2481

                       LIN Broadcasting Corporation
    -------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                       Delaware                           62-0673800
    -------------------------------------------------------------------
            (State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization)           Identification No.)


           5295 Carillon Point, Kirkland, WA                98033
    -------------------------------------------------------------------
       (Address of principal executive offices)           (Zip Code)


                              (206) 828-1902
    -------------------------------------------------------------------
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [X]   No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                  Outstanding at April 30, 1995
         ---------------------          -----------------------------
     Common Stock, $0.01 par value               51,714,736

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)
                           (Unaudited)

                                        March 31,      December 31,
                                          1995             1994
                                      ------------     -----------
ASSETS
- --------------------------
Current Assets:
   Cash and cash equivalents              $35,183          $47,467
   Accounts receivable, less
    allowance for doubtful
    accounts                              135,852          136,279
   Inventories                             16,123           16,848
   Prepaid expenses and
    other current assets                    8,643            9,907
                                         ---------       ---------
      Total current assets                195,801          210,501

Property and equipment, at cost,
   less accumulated depreciation          465,762          450,698
Other noncurrent assets                    45,662           47,150
Investments in and advances to
   unconsolidated affiliates              293,998          274,830
Intangible assets, less accumulated
   amortization                         1,923,462        1,940,694
                                        ---------        ---------

      Total assets                     $2,924,685       $2,923,873
                                       ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
   Current portion of long-term
     bank debt                           $167,563         $151,875
   Accounts payable, accrued expenses
     and other current liabilities        186,645          230,574
                                        ---------        ---------
       Total current liabilities          354,208          382,449

                           (continued)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                      (Dollars in thousands)
                           (Unaudited)

                                        March 31,      December 31,
                                          1995             1994
                                      ------------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
(Continued)
- ------------------------------------
Long-term bank debt                      1,453,688        1,443,125
Deferred income taxes                      735,185          735,313
Other noncurrent liabilities                 7,303            6,741
Minority interests in equity of
   consolidated subsidiaries                61,185           58,507

Stockholders' Equity:
   Common stock (55,329,000
     shares issued)                            553              553
   Paid-in capital                       1,055,893        1,055,169
   Deficit                                (573,354)        (586,055)
                                          ---------        ---------
                                           483,092          469,667
   Less common stock in treasury,
     at cost (3,633,000 and
     3,678,000 shares, respectively)       169,976          171,929
                                         ---------        ---------
        Total stockholders' equity         313,116          297,738
                                         ---------        ---------
        Total liabilities and
          stockholders' equity          $2,924,685       $2,923,873
                                        ==========       ==========

    See notes to condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
         (Dollars in thousands, except per share amounts)
                           (Unaudited)


                                          Three Months Ended March 31,
                                          ---------------------------
                                             1995           1994
                                          -----------      ----------

Net Revenues                                 $199,227         $191,627
                                           ----------       ----------

Operating Costs and Expenses:
  Direct costs and expenses                   136,309          128,516
  Corporate expenses                            2,966            2,613
  Depreciation                                 14,687           13,081
  Amortization of intangible assets            17,232           19,701
                                           ----------       ----------
                                              171,194          163,911
                                           ----------       ----------

Operating Income                               28,033           27,716
                                           ----------       ----------
Other Income (Expense):
  Equity in income of
    unconsolidated affiliates                  30,191           31,848
  Investment and other income                   1,031            1,237
  Interest expense                           (32,264)         (22,520)
                                           ----------       ----------
                                              (1,042)           10,565
                                           ----------       ----------
Income Before Income Tax Expense
  and Minority Interests                       26,991           38,281
Income Tax Expense                              6,894           12,914
                                           ----------       ----------
Income Before Minority Interests               20,097           25,367


                           (continued)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
         (Dollars in thousands, except per share amounts)
                           (Unaudited)


                                            Three Months Ended March 31,
                                            ---------------------------
                                                1995           1994
                                            -----------      ----------

Minority Interests:
  In net income of consolidated
    subsidiaries                                7,396            6,887
  Provision for preferred stock
    dividends of a subsidiary                      --           33,575
                                           ----------       ----------

Net Income (Loss)                             $12,701        $(15,095)
                                           ==========       ==========

Net Income (Loss) Per Share                     $0.24         $ (0.29)

Average Common and Equivalent
  Shares Outstanding                           52,231           51,511




See notes to condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in thousands)
                           (Unaudited)

                                           Three Months Ended March 31,
                                          ---------------------------
                                               1995           1994
                                           -----------      ----------

Net cash provided (used) by
  operating activities                      $(15,475)          $58,573
                                            ---------        ---------

Investing Activities:
  Proceeds from sale of
    marketable securities                          --            3,092
  Capital expenditures                       (30,562)         (33,684)
  Cellular acquisitions                            --          (1,500)
  Net advances from unconsolidated
    affiliates                                  3,324            8,913
                                            ---------        ---------
    Net cash used in
    investing activities                     (27,238)         (23,179)
                                            ---------        ---------

Financing Activities:
  Proceeds from borrowings                     60,000               --
  Repayment of bank debt                     (33,750)         (28,285)
  Proceeds from common stock
    issued for stock purchase
    plan and stock options                      4,179            1,292
  Purchase of common stock
    for treasury                                   --            (484)
                                            ---------        ---------

    Net cash provided by (used
    in) financing activities                   30,429         (27,477)
                                            ---------        ---------

                           (continued)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in thousands)
                           (Unaudited)

                                           Three Months Ended March 31,
                                           ---------------------------
                                               1995           1994
                                           -----------      ----------

Increase (decrease) in Cash
  and Cash Equivalents                       (12,284)            7,917
                                            ---------        ---------
Cash and Cash Equivalents at
  Beginning of Period                          47,467           86,366

Cash and Cash Equivalents
  at End of Period                            $35,183          $94,283
                                             ========         ========


        Supplemental Disclosures Of Cash Flow Information

Interest payments were $30,024 and $16,866 for the three months ended March 31, 1995 and 1994, respectively. Net tax payments were $6,390 and $12,121 for the three months ended March 31, 1995 and 1994, respectively.


    See notes to condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Dollars in thousands)
                           (Unaudited)


1.   Basis Of Presentation:

     The condensed consolidated financial statements include the accounts of LIN Broadcasting Corporation (LIN), its wholly-owned subsidiaries and cellular partnerships (principally
     New York and Dallas) in which LIN has voting control (the Company). The Company's investments in cellular partnerships in which it has voting interests of 50% or less but more than 20% (principally Los Angeles and Houston) are accounted for on the equity method.

     These financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1994.

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

2.   Summarized Financial Data

     The table below provides summarized income statement information for the cellular ventures accounted for on the equity method for the three months ended March 31, 1995 and 1994. The information for the two periods is not directly comparable due to the disposition of the Company's equity investment in the Philadelphia cellular operation in June 1994.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                         Three Months Ended March 31,
                                         ---------------------------
          At 100%                             1995          1994
          -------------                      ------        ------

          Net revenues                       $205,901      $213,427

          Net income                           70,800        75,624

          LIN's equity in net income           30,191        31,848

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS 1995 v. THREE MONTHS 1994

     The results for the two periods are not directly comparable due to the previously reported spin-off of the LIN Television Corporation ("LIN Television") operations and the divestiture of the Philadelphia cellular equity investment and the GuestInformant publishing operations. See Note 3 to the Consolidated Financial Statements in the Company's 1994 Form 10-K.

     The Company's net revenues for the first quarter of 1995 were $199.2 million, a 4% increase over first quarter 1994 net revenues. The revenue increase was the result of a 29% increase in revenues attributable to consolidated cellular operations, offset by a decrease in revenues attributable to media operations due to the divestiture of LIN Television and GuestInformant. The increase in cellular revenues was primarily due to a 45% increase in the consolidated subscriber base since March 31, 1994, offset in part by a 10% decrease in average monthly revenue per subscriber. Average monthly revenue per subscriber continues to trend downward as market penetration increases, reflecting the continuation of a change in the mix of customers toward more casual users as a percentage of the total customer base. Average monthly minutes of usage declined approximately 6%. In addition, pricing changes and promotional activities have resulted in a lower average revenue per minute of usage.

     Direct costs and expenses increased 6% due to increased costs at the cellular operations offset by the absence of costs from the divested LIN Television and GuestInformant operations. Operating expenses of the consolidated cellular operations increased 26% due to increased system operations costs, customer support and other administrative expenses related to increases in the subscriber base. Marketing expenses of the consolidated cellular operations increased 37% due to a 51% increase in gross subscriber additions offset by a 9% decrease in cost per additional subscriber.

     Depreciation expense increased 12% principally due to higher levels of cellular property and equipment in service. Amortization of intangibles decreased 13% due to the effect of certain intangible assets becoming fully amortized in December 1994, offset in part by additional amortization resulting from cellular acquisitions completed in May 1994.

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


RESULTS OF OPERATIONS (Continued)

     Equity in the income of unconsolidated cellular affiliates decreased 5% due primarily to a slight decrease in net income at the Los Angeles and Houston operations. Revenues at the unconsolidated affiliates (Los Angeles, Houston and Galveston) rose 21% due to a 30% increase in subscribers offset by a decrease in monthly revenue per subscriber. Direct costs and expenses increased 39% largely from higher marketing costs resulting primarily from a 36% increase in gross subscribers added for the quarter.

     Interest expense (which includes the amortization of the financing and commitment fees) increased $9.7 million, due to higher interest rates, offset in part by the absence of the divested LIN Television Corporation debt.

     The provision for preferred stock dividends of a subsidiary is no longer required due to the redemption of the LCH
Communications preferred stock in the second quarter of 1994.
See note 7 to the Consolidated Financial Statements in the Company's 1994 Form 10-K.

REGULATION AND COMPETITION

     Governmental regulation of the Company's cellular interests is described in the Company's Annual Report on Form 10-K. Since the filing of that report, the Federal Communications Commission has announced that it has denied all petitions from state utility commissions requesting authority to continue regulating cellular rates. Utility Commissions in three states where the Company owns cellular interests - California, Connecticut and New York - had filed petitions to retain rate regulation authority. The states where petitions have been denied will have the right to request the FCC to reconsider its decision. If they do so, they will be able to continue regulating cellular rates until the FCC acts on their reconsideration requests, or until August 10, 1995 if no FCC action has been taken by that date.

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

     The Company's principal sources of funds are its operations and two bank credit facilities, a senior secured facility and a senior unsecured facility (together the "Bank Credit Facilities"). Under its Bank Credit Facilities, the Company had $1.6 billion outstanding on March 31, 1995. The Company had an additional $160 million available on its Bank Credit Facilities as of March 31, 1995.

     Under its Bank Credit Facilities, the Company must remain in compliance with a series of financial covenants which compare the levels of the Company's cellular indebtedness to its cellular cash flows as of the end of each quarter. As of March 31, 1995, the Company was in compliance with or had obtained appropriate waivers from all covenants under the Bank Credit Facilities. Further discussion of the Company's Bank Credit Facilities, including restrictions on certain activities by the Company, is set forth in the Company's Form 10-K for the year ended December 31, 1994.

     Net cash used in operating activities totaled $15.5 million for the quarter ended March 31, 1995, compared to cash provided by operating activities of $58.6 million for the same period in 1994. The decrease was primarily due to the increase in the reduction of accounts payable and accrued expenses during the first quarter of 1995 as compared to 1994, a switch from advance billing to arrears billing for cellular access charges in the New York market, as well as a decrease in cash received from equity affiliates during the period compared to the prior year.

     Cash used by investing activities increased 18%, primarily due to a decrease in net advances from unconsolidated affiliates offset by a decrease in capital expenditures due to the divestiture of LIN Television and GuestInformant operations.
Cash generated from financing activities increased significantly during the first quarter of 1995 due to additional borrowings of $60 million needed for increased operating capital related to accelerated subscriber growth, capital expenditures and the

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

billing change in the New York market offset by scheduled principal payments of $33.8 million during the quarter.

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

AGREEMENT AND PLAN OF MERGER

     On April 28, 1995, an Agreement and Plan of Merger was executed and delivered by and among McCaw Cellular Communications, Inc. ("McCaw"), a wholly owned subsidiary of AT&T Corp., MMM Holdings, Inc. ("MMM"), a wholly owned subsidiary of McCaw, MMM Acquisition Corp., a wholly owned subsidiary of MMM and the Company (the "Merger Agreement"). A more complete description of the Merger Agreement and the transactions contemplated therein is contained in the Report on Form 8-K dated April 28, 1995 filed by the Company.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

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

     In August 1994 a class action was filed against LACTC in California state court on behalf of the partnership's cellular telephone service customers and former customers in the greater
Los Angeles area (Thomas and Nicola v. Los Angeles Cellular
Telephone Company, et al., Case No. 734316, Superior Court of
California, Orange County). The complaint alleges that LACTC has

PART II.  OTHER INFORMATION
engaged in price fixing for cellular service rates with other cellular carriers in violation of California law. The complaint seeks actual damages on behalf of the class in excess of $100,000,000. The complaint further seeks treble damages and injunctive relief. A similar class action complaint was also filed in California state court in November 1994 on behalf of the customers of Los Angeles SMSA (Euros Cady v. Los Angeles Cellular Corp., Case No. 739101, Superior Court of California, Orange County). Plaintiffs are seeking to consolidate the Thomas and Cady cases with the Garabedian case referenced below.

     Another similar class action complaint was filed against LACTC in federal court in October of 1994, on behalf of former and current cellular customers of both LACTC and its competitor Los Angeles SMSA. This case also specifically named Los Angeles SMSA and its affiliate AirTouch Cellular (PacTel Cellular) as defendants. (Kagan and Sifuentes v. Los Angeles Cellular Telephone Company, et al., Case No. 94-6923, U.S. District Court, Central District of California). The complaint alleged that defendants engaged in price fixing for cellular service rates in violation of Sections 1 and 2 of the Sherman Act and sought damages, treble damages and injunctive relief. In March 1995, the judge entered an order granting LACTC's motion for a summary judgment in this case. Plaintiffs have appealed this decision.

     A class action complaint similar to the Thomas case was filed in November 1993 against PacTel Cellular (AirTouch), Los Angeles SMSA and others in California state court (Garabedian v. California, Case No. 721144, Superior Court of California, Orange County). The complaint, brought on behalf of current and former customers of Los Angeles SMSA and LACTC, alleges that PacTel Cellular and LACTC conspired to fix cellular service prices. Like the Thomas case, the Garabedian complaint seeks damages in excess of $100,000,000, treble damages and injunctive relief. In March 1995, the court granted the motion of AirTouch and Los Angeles SMSA to add LACTC as a defendant in this case, and granted the plaintiffs' motion to certify the class. LACTC is seeking reconsideration of those orders. No trial date has been set in this case.

     LACTC intends to continue to defend the above-referenced lawsuits vigorously, and believes that it has meritorious defenses to the allegations contained in the complaints. The
Company does not expect that the decisions in these legal proceedings will have a material adverse effect on its financial position or results of operations.

PART II.  OTHER INFORMATION

     The Company is aware of an antitrust investigation that was conducted by the California State Attorney General involving the pricing of cellular telephone service in the Los Angeles area market from about 1986 to the early 1990s. No formal charge or complaint was filed. LACTC has been informed that the Attorney General does not intend to file antitrust claims against LACTC or the Company.

     In August 1993, a class action lawsuit was filed on behalf of Texas cellular subscribers in state court in Texas (Crowley, et al. v. Houston Cellular Telephone Company, et al., Case No. 93-0879, Harrison County, Texas, 71st Judicial District). The defendants in this action are Houston Cellular Telephone Company, LIN Broadcasting Corporation, Metroplex Telephone Co., McCaw Cellular Communications, Inc., and the affiliates of these entities providing cellular service in the State of Texas. The most recent petition, filed in March 1995, generally challenges the liquidated damages and automatic renewal provisions in annual cellular subscriber contracts. Plaintiffs have made the following allegations: (1) the contracts are unconscionable and violate the Texas Deceptive Trade Practices Act; (2) the liquidated damages provisions contained in the contracts constitute an illegal penalty; (3) the defendants have engaged in an antitrust conspiracy with each other and with their competitors to divide the cellular market in Texas by including the challenged provisions in their subscriber contracts and have therefore violated the Texas Free Enterprise and Antitrust Act; (4) the defendants engaged in a civil conspiracy by which the challenged provisions were included in the subscriber contracts; and (5) the defendants fraudulently concealed their illegal acts such that the running of any applicable statute of limitations has been suspended. Plaintiffs allege two separate sub-classes: the "damages" class, consisting of persons who breached their contracts and were thereby charged liquidated damages; and the "contracts" class, consisting of persons who are currently subject to the challenged provisions in their subscriber contracts. Neither of these sub-classes has been certified by the court at this time. Plaintiffs seek declaratory relief, damages, fees, costs and interest. Written and deposition discovery has commenced. No trial or class certification hearing dates have been set. The defendants intend to defend the lawsuit vigorously, and believe they have meritorious defenses to the allegations contained in the complaint. The Company does not expect that the decision in this legal proceeding will have a material adverse effect on its financial position or results of operations. The Company has been informed that the Office of the Attorney General of the State of Texas notified the Houston Partnership in March 1995 of that office's intention to file claims against that

PART II.  OTHER INFORMATION
partnership that are largely similar to the claims presented in the Crowley case. Discussions have been held with representatives of the Attorney General's Office and are scheduled to continue.

     In April of 1995 a class action lawsuit was filed in the United States District Court, Southeastern District of Texas at Houston, against many advertisers and advertising agencies alleging defendants had sent unsolicited fax advertisements in violation of federal and state law. One of the alleged advertising defendants is the Houston Cellular Telephone Company ("HCTC") (The Chair King, Inc., et al. v. Houston Cellular Corporation [sic], et al., No. 95-1066). The complaint alleges that class members are entitled to damages of $500 for each unsolicited fax or actual losses, treble damages and punitive damages. Given the recent date of the filing, HCTC has not yet answered or evaluated the allegations in the complaint. No discovery has occurred. The class has not been certified. Motions challenging the complaint are scheduled to be filed on July 3, 1995.

     A description of certain litigation related to the Merger Agreement and the transactions contemplated therein is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and Amendment No. 1 thereto, each of which has been filed with the Securities and Exchange Commission.

Item 5.   Other Information

 (a) Attachment of Supplemental Financial Data.


Item 6.   Exhibits and Reports on Form 8-K

     (a)    Exhibits:

     2.1    Agreement and Plan of Merger By and Among McCaw
            Cellular Communications, Inc., MMM Holdings, Inc.,
            MMM Acquisition Corp. and LIN Broadcasting
            Corporation dated April 28, 1995 (incorporated by
            reference to Exhibit No. 2.1 to Amendment No. 1 to
            the Company's Annual Report on Form 10-K for the
            year ended December 31, 1994)
     11     Statement re: Computation of Earnings per Share
     27.1   Financial Data Schedule

PART II.  OTHER INFORMATION

     (b)    Reports on Form 8-K

     The Company filed the following Reports on Form 8-K during the quarter ended March 31, 1995:

     A Report on Form 8-K dated December 28, 1994 which described the spin-off of LIN Television and a contemporaneous acquisition of assets by LIN Television. This report included financial statements and pro forma financial information related to these transactions.

     A report on Form 8-K dated March 7, 1995 which described the results of the appraisal of the Company performed by Wasserstein
Perella & Co., Inc. pursuant to the Private Market Value
Guarantee dated December 11, 1989, as amended, between the Company and McCaw.

                   LIN BROADCASTING CORPORATION
                   SUPPLEMENTAL FINANCIAL DATA
                      (Dollars in thousands)
                           (Unaudited)


The following table sets forth unaudited supplemental financial data for the Company's cellular operations reflecting proportionate consolidation of entities in which the Company has an interest. This presentation differs from the consolidation methodology used to prepare the Company's principal financial statements in accordance with generally accepted accounting principles (see Note 1 to the consolidated financial statements).

                                         Three Months Ended March 31,
                                         ---------------------------
                                              1995          1994
                                             ------        ------

Cellular:

  Net revenues                               $261,831      $222,395
                                             --------      --------
  Direct costs and expenses                    84,682        69,803
  Marketing                                    86,226        67,775
  Depreciation                                 20,441        17,424
  Amortization                                 17,265        18,977
                                             --------      --------
  Total operating costs                       208,614       173,979
                                             --------      --------
  Operating income -
    proportionate basis                       $53,217       $48,416
                                             ========      ========
  Proportionate subscribers(1)              1,199,000       958,000




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





                              LIN Broadcasting Corporation
                                          (Registrant)


                              DONALD GUTHRIE
                              ---------------------------------
                              Donald Guthrie
                              Senior Vice President - Finance

Date:  May 15, 1995