Form 10-Q
period 1995-06-30
LIN BROADCASTING CORP
filed 1995-08-14
CIK 59498

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the period ended June 30, 1995.
                                    or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                  Outstanding at July 31, 1995
          ---------------------          -----------------------------
      Common Stock, $0.01 par value               51,775,609

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)
                           (Unaudited)

                                                June 30,         December 31,
                                                   1995               1994
                                               ------------     -----------
ASSETS
--------------------------
Current Assets:
   Cash and cash equivalents                     $31,434          $47,467
   Accounts receivable, less allowance
   for doubtful accounts                         157,961          136,279
   Inventories                                    15,553           16,848
   Prepaid expenses and other
      current assets                               8,290            9,907
                                               ---------        ---------
      Total current assets                       213,238          210,501

Property and equipment, at cost, less
   accumulated depreciation                      501,992          450,698
Other noncurrent assets                           44,036           47,150
Investments in and advances to
   unconsolidated affiliates                     301,435          274,830
Intangible assets, less accumulated
   amortization                                1,906,563        1,940,694
                                               ---------        ---------

   Total assets                               $2,967,264       $2,923,873
                                              ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term
     bank debt                                  $183,250         $151,875
   Accounts payable, accrued expenses
     and other current liabilities               210,19           230,574
                                              ---------         ---------
     Total current liabilities                  393,447           382,449

Long-term bank debt                           1,434,250         1,443,125
Deferred income taxes                           737,225           735,313
Other noncurrent liabilities                      1,776             6,741
                                              ---------         ---------
     Total Liabilities                        2,566,698         2,567,628
                                              ---------         ---------
     Minority interests in equity of
       consolidated subsidiaries                58,185             58,507
                                             ---------          ---------
                           (continued)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                      (Dollars in thousands)
                           (Unaudited)

                                             June 30,       December 31,
                                               1995             1994
                                           ------------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
(Continued)

Stockholders' Equity
   Common stock (55,329,000
    shares issued)                                   553              553
   Paid-in capital                             1,057,804        1,055,169
   Deficit                                     (548,998)        (586,055)
                                               ---------        ---------
                                                 509,359          469,667
   Less common stock in treasury,
     at cost (3,559,000 and
     3,678,000 shares, respectively)             166,978          171,929
                                               ---------        ---------
         Total stockholders' equity              342,381          297,738
                                               ---------        ---------
         Total liabilities and
         stockholders' equity                 $2,967,264       $2,923,873
                                              ==========       ==========

    See notes to condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands, except per share amounts)
                                        (Unaudited)

                                                   Three Months Ended         Six Months Ended
                                                       June 30,                 June 30,
                                                     1995       1994         1995         1994
                                                   ------     ------       ------       ------

Revenues:
   Service                                        $218,041    $219,583    $417,076     $411,836
   Equipment sales                                  27,405      22,972      59,645       46,690
                                                  --------    --------     --------            --------
   Total revenue                                   245,446     242,555     476,721      458,526

   Cost of equipment sales                          27,552      22,967      59,600       47,311
                                                  --------    --------     --------            --------
                                                   217,894     219,588      417,121             411,215
                                                  --------    --------     --------            --------

Operating Costs and Expenses:
   Direct costs and expenses                       137,059     125,058     273,368      253,574
   Corporate expenses                                2,378       2,159       5,344        4,772
   Depreciation                                     16,014      14,075      30,701       27,156
   Amortization of intangible assets                17,233      20,932      34,465       40,633
                                                  --------    --------     --------            --------
                                                   172,684     162,224      343,878             326,135
                                                  --------    --------     --------            --------
Operating Income                                    45,210      57,364      73,243       85,080
                                                  --------    --------     --------            --------

                                        (continued)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                         (In thousands, except per share amounts)
                                        (Unaudited)

                                                  Three Months Ended         Six Months Ended
                                                       June 30,                 June 30,
                                                    1995       1994         1995         1994
                                                   ------     ------       ------       ------

Other Income (Expense):
   Equity in income of unconsolidated
     affiliates                                     37,355      32,353       67,546      64,201
   Investment and other                                287         926       1,318        2,163
   Gain on redemption of preferred
      stock of a subsidiary                            --      468,689           --     468,689
   Interest expense                               (33,381)    (24,762)    (65,645)     (47,282)
                                                  --------    --------     --------     --------
                                                     4,261     477,206       3,219      487,771
                                                  --------    --------     --------            --------
Income Before Income Tax Expense
   and Minority Interests                           49,471     534,570      76,462      572,851


Income Tax Expense                                  16,840      20,397      23,734       33,311
                                                  --------    --------     --------            --------

Income Before Minority Interests                    32,631     514,173      52,728      539,540


                                        (continued)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                         (In thousands, except per share amounts)
                                        (Unaudited)


                                                   Three Months Ended         Six Months Ended
                                                         June 30,                 June 30,
                                                     1995       1994         1995         1994
                                                   ------     ------       ------       ------


Minority Interests:
   In net income of consolidated
     subsidiaries                                   8,275        7,412      15,671      14,299
   Provision for preferrered
      dividends of a subsidiay                       --           --            --      33,575
                                                 --------    --------     --------     --------

Net Income                                         $24,356    $506,761     $37,057     $491,666
                                                  ========    ========     ========    ========

Net Income Per Share                                 $0.47       $9.75       $0.71        $9.46
                                                  ========    ========     ========     ========

Average Common and Common Equivalent
   Shares Outstanding                               52,187      51,988      52,180       51,967
                                                  ========    ========     ========    ========


                 See notes to condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in thousands)
                           (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                     ----------------------
                                                       1995            1994
                                                      ------          ------


Net cash provided by operating
  activities                                         $27,475       $96,053
                                                    --------      --------
Investing Activities:
  Proceeds from sale of marketable
     securities                                           --         4,120
  Proceeds from sale of capital equipment                 --         5,622
  Capital expenditures                              (82,136)      (76,675)
  Cellular and television acquisitions                    --     (176,952)
  Net advances from unconsolidated
     affiliates                                        4,761         9,027
                                                    --------      --------

     Net cash used in investing
       activities                                   (77,375)     (234,858)
                                                    --------      --------
Financing Activities:
  Proceeds from borrowings                            90,000       340,000
  Repayment of bank debt                            (67,500)     (186,571)
  Redemption of preferred stock                           --      (13,167)
  Proceeds from common stock issued
     for stock purchase plan
     and stock options                                11,367         3,241
  Purchase of common stock for treasury                   --         (752)
                                                    --------      --------

     Net cash from financing activities               33,867       142,751
                                                    --------      --------
Increase (decrease) in Cash and
  Cash Equivalents                                  (16,033)         3,946

Cash and Cash Equivalents at
  Beginning of Period                                 47,467        86,366
                                                    --------      --------
Cash and Cash Equivalents at
  End of Period                                      $31,434       $90,312
                                                    ========      ========

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in thousands)
                           (Unaudited)



        Supplemental Disclosures Of Cash Flow Information

Interest payments were $61,293 and $37,507 for the six months ended June 30, 1995 and 1994, respectively. Net income tax payments were $34,607 and $38,084 for the six months ended June
30, 1995 and 1994, respectively.


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

  These financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K, as amended, for the year ended December 31, 1994.

  The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. Certain reclassifications have been made to the financial statements for previous periods to conform with the current period's presentation. The results of operations for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

2.     Summarized Financial Data

  The table provides summarized income statement information for the cellular ventures accounted for on the equity method for the three and six months ended June 30, 1995 and 1994. The information for the periods is not directly comparable due to the disposition of the Company's equity investment in the Philadelphia cellular operation in June 1994.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

2.     Summarized Financial Data (continued)


                                  Three Months          Six Months
                                     Ended                 Ended
                                    June 30,              June 30,
                                ---------------       ---------------
    At 100%                   1995         1994        1995        1994
    --------                  ----         ----        ----        ----

   Total revenue            $243,033      $251,658    $469,289     $497,562

   Net income                 90,573        76,140     161,373      151,764

   LIN's equity in
     net income               37,355        32,353     67,546        64,201



3. Income Per Share

   The computation of primary earnings per share is based on the weighted average number of outstanding common shares and additional share equivalents assuming the exercise of stock options. For 1994 a separate earnings per share calculation for the excess of carrying amount of preferred stock over the fair value of consideration transferred to the holder of the preferred stock added to primary net income is also included. Net income per share was calculated as follows:

                               Three Months             Six Months
                                  Ended                   Ended
                                June 30,                 June 30,
                            ---------------          ---------------
                            1995       1994         1995         1994
                            ----       ----         ----         ----
   Shares outstanding:

   Weighted
     average shares
     outstanding           51,723       51,533     51,787         51,522

   Share equivalents          464          455        393            445
                          -------       ------     ------         ------
   Adjusted shares
    outstanding            52,187        51,988     52,180        51,967
                           ======        ======     ======        ======
     Net Income           $24,356      $506,761    $37,057       $491,666

                           (continued)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

3. Income Per Share (continued)


                              Three Months          Six Months
                                   Ended                 Ended
                                 June 30,              June 30,
                             ---------------       ---------------
                          1995         1994        1995        1994
                          ----         ----        ----        ----

   Excess carrying value
     of preferred stock
     over fair value of
     consideration
     transferred            --         783,823         --       783,823
                        ------         -------     ------       -------
          Total        $24,356      $1,290,584    $37,057    $1,275,489
                       =======       =========    =======     =========

   Net income per share:

     Primary income
       per share        $0.47           $9.75      $0.71        $9.46

     Amount per share -
       excess carrying
       value of preferred
       stock over fair
       value of consideration
       transferred        --            15.08         --         15.08
                       -----           -------     ------      -------

   Net income per share
     including excess of
     carrying value of
     preferred stock over
     fair value of
     consideration
     transferred       $0.47           $24.83      $0.71         $24.54
                       =====           ======      =====         ======

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

1995 v. 1994

The results for the periods are not directly comparable due to the previously reported spin-off of the LIN Television
Corporation ("LIN Television") operations and the divestiture of the Philadelphia cellular equity investment and the GuestInformant publishing operations. See Note 3 to the Consolidated Financial Statements in the Company's 1994 Form 10-K
Report, as amended.

The Company's total revenues for the second quarter and the first six months of 1995 increased versus the same periods in 1994. Total revenues for the Company's consolidated cellular operations for the three and six month periods ended June 30, 1995 increased 24% and 26%, respectively, over the 1994 comparable periods. The increases in cellular (service) revenues were principally due to a 40% increase in the subscriber base of the consolidated cellular operations since the second quarter of 1994, offset in part by a 13% decrease in average monthly revenue per subscriber. Average monthly revenue per subscriber continues to trend downward as market penetration increases, reflecting the continuation of a change in the mix of customers toward more casual users as a percentage of the total customer base. Average monthly minutes of usage per subscriber declined approximately 9% and 7% for the three and six months ended June 30, 1995, respectively, from the comparable periods in 1994. In addition, pricing changes and promotional activities have resulted in a lower average revenue per minute of usage.

Direct costs and expenses increased 10% and 8% during the second quarter and first half of 1995, respectively, over the same periods last year. The increases were primarily the result of higher marketing costs associated with growth in the cellular subscriber bases, as well as higher customer support and administrative costs of the consolidated cellular operations.
The cost per new subscriber increased 16% for the second quarter of 1995 compared to the second quarter of 1994, but increased 2% for the six months of 1995 compared to 1994. Such increases were offset in part by the absence of the divested television operations.

Depreciation expense increased 14% and 13% during the second quarter and the first six months of 1995 over the comparable periods in 1994 due primarily to higher levels of cellular property and equipment at the consolidated cellular ventures. Amortization expense decreased 18% and 15% for the three and six months ended June 30, 1995, respectively, as certain intangible assets became fully amortized in December, 1994.

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS (Continued)

Equity in income of unconsolidated cellular affiliates increased 15% and 5% during the second quarter and first six months of 1995, respectively, compared to the same periods in 1994 due primarily to increased income of those cellular ventures. The revenues of the unconsolidated cellular affiliates (Los Angeles, Houston and Galveston) increased 24% and 20% for the three and six month periods ended June 30, 1995, respectively, compared to the same periods in the prior year, due to increases in the subscriber bases since June 1994, partially offset by a decline in average revenue per subscriber. Operating costs and expenses for these affiliates were up 29% and 32% for the second quarter and first half of 1995, respectively, over the comparable periods in 1994, due to higher customer support and administrative costs related to growth in the subscriber bases.

Interest expense (which includes the amortization of financing and commitment fees) increased 35% and 39% during the second quarter and first six months of 1995, respectively. The increases were primarily due to higher interest rates during the periods, offset in part, by the absence of the divested LIN Television Corporation debt.

The gain on redemption of Preferred Stock resulted from the redemption of all the Redeemable Preferred Stock of LCH Communications, Inc., a subsidiary of the Company in the second quarter of 1994. As a result of this transaction, the provision for Preferred Stock dividends is no longer required. See note 7 to the Consolidated Financial Statements in the Company's 1994 Form 10-K Report, as amended.

In October 1994, the Company adopted the Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments, which requires additional disclosure regarding the nature and purpose of derivative financial instruments. The Company utilizes interest rate caps to comply with certain debt covenants and to provide protection against rising interest rates. The adoption of Statement No. 119 did not have a material impact on the financial position or results of operations of the Company.

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, effective for fiscal years beginning after December 15, 1995. This statement requires the separation of long-lived assets and certain identifiable intangible assets into two categories for purposes of accounting for an impairment of assets: those to be held and used and those to be disposed of. An impairment loss is

PART I.     FINANCIAL INFORMATION

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS (Continued)

indicated if the sum of the expected cash flows, undiscounted and without interest charges, is less than the carrying amount of the assets. The carrying value of intangible assets will be reviewed if the facts and circumstances indicate they may be impaired. If this review indicates that the intangible assets will not be recoverable based on the sum of expected cash flows, undiscounted and without interest charges, the Company's carrying value of the intangible assets will be reduced by an impairment loss equal to the excess of the carrying amount over the fair value of the assets. Management believes the adoption of Statement No. 119 will not have a material impact on the financial position or results of operations of the Company.

LEGISLATION, REGULATION AND COMPETITION

Governmental regulation of the Company's cellular interests is described in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1994 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 1995. Since the dates of those reports, both the United States Senate and House of Representatives have passed legislative proposals that would comprehensively overhaul federal telecommunications law. Each bill contains provisions specifying that cellular and other wireless carriers will not be required to offer equal access to long distance carriers, although they may be required to offer customers the opportunity to reach their preferred long distance carriers directly by dialing access codes. The Senate and House bills must be reconciled in a single measure, which will be subject to approval by both bodies and Presidential action. It is uncertain at this time whether the pending legislation will become law and, if so, the final form it will take.

PART I.     FINANCIAL INFORMATION

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)

LEGISLATION, REGULATION AND COMPETITION (Continued)

Personal communications services ("PCS") licenses awarded in the first round of the PCS spectrum auction conducted by the Federal Communications Commission ("FCC") were formally granted by the FCC on June 23, 1995. The Company did not participate in the bidding for these licenses. The auction for PCS licenses reserved for small businesses, which was scheduled to begin on August 29, 1995, has been suspended indefinitely pending the outcome of a challenge brought by OmniPoint Corp. to the FCC's rules for those proceedings. Additional messaging licenses are scheduled to be auctioned in the next year. Several of the recipients of the messaging licenses have announced plans to provide two-way short message services, which may compete with cellular offerings.

The Omnibus Budget Reconciliation Act of 1993 and implementing rules adopted by the FCC specify that cellular and other commercial mobile providers should be subject to similar regulatory treatment, including federal preemption of state rate and entry regulation and exemption from tariffing requirements. Several states petitioned the FCC for waivers of the federal preemption of their rate regulatory authority, but the FCC denied all petitions in May. The FCC has received two requests for
reconsideration.   In addition, the Connecticut Department of
Public Utility Control has filed an appeal in federal court of the FCC's decision and has asked the FCC to stay the federal preemption of Connecticut's power to regulate cellular rates. On August 8, 1995, the FCC denied the reconsideration petitions.
The Connecticut appeal (and request for stay) are pending.

The California Public Utilities Commission ("CPUC") has taken the position that, regardless of the status of the law affecting state regulation of cellular rates, it intends to require cellular carriers to interconnect with switch-based resellers at the reseller's request and has ordered the Company's Los Angeles cellular affiliate (LACTC) to test the feasibility of such interconnection. A test was performed by LACTC with a reseller in July, and a report on the test results has been filed with the CPUC.

In addition to competition which the Company continues to face from B Block cellular licensees and from enhanced specialized mobile services (ESMR) operators, the Company and its unconsolidated affiliates also face competition from resellers such as MCI, which is negotiating resale agreements with several carriers across the country and has agreed to purchase Nationwide Cellular, a publicly-traded entity that resells service of the Company's Los Angeles and New York systems.

PART I.     FINANCIAL INFORMATION

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)

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

The Company's principal sources of funds are its operations and two bank credit facilities, a senior secured facility and a senior unsecured facility (together the "Bank Credit Facilities"). Under its Bank Credit Facilities, the Company had $1.6 billion outstanding on June 30, 1995. The Company had an additional $130 million available on its Bank Credit Facilities as of June 30, 1995.

Under its Bank Credit Facilities, the Company must remain in compliance with a series of financial covenants which compare the levels of the Company's cellular indebtedness to its cellular cash flows as of the end of each quarter. As of June 30, 1995, the Company was in compliance with or had obtained appropriate waivers from all covenants under the Bank Credit Facilities. Further discussion of the Company's Bank Credit Facilities, including restrictions on certain activities by the Company, is set forth in the Company's Form 10-K, as amended, for the year ended December 31, 1994.

Net cash provided by operating activities totaled $27.5 million for the six months ended June 30, 1995, compared to cash provided by operating activities of $96.1 million for the same period in 1994. The decrease was primarily due to a decrease in operating income due to the divestiture of LIN Television, an increase in the reduction of accrued expenses, an increase in interest payments due to higher interest rates and an increase in accounts receivable due to a switch from advance billing to arrears billing for cellular access charges in the New York market. This was offset, in part, by an increase in cash received from equity affiliates during the period compared to the prior year.

Unlike the first six months of 1994, when LIN acquired several cellular and television properties, no acquisitions occurred in the first six months of 1995, resulting in a substantial decrease in cash used in investing activities. Despite a 40% increase in consolidated cellular subscribers, capital expenditures increased by only 7%, reflecting the economies of scale that are available as the customer base grows. Cash generated from financing activities, which included $90 million of additional borrowings, decreased during the first six months of 1995 due primarily to the fact that additional borrowings of $340 million during 1994 included funds needed for cellular and television acquisitions.

PART I.     FINANCIAL INFORMATION

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)


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

AGREEMENT AND PLAN OF MERGER

On June 30, 1995, LIN, McCaw Cellular Communications, Inc. ("McCaw"), a wholly owned subsidiary of AT&T Corp. ("AT&T"), MMM Holdings, Inc. ("Holdings"), a wholly owned subsidiary of McCaw, and MMM Acquisition Corp. ("Acquisition"), a wholly owned subsidiary of Holdings, entered into the Agreement and Plan of Merger Dated April 28, 1995, as Amended and Restated June 30, 1995 (the "Merger Agreement"). A more complete description of the Merger Agreement and the transactions contemplated therein is contained in the Report on Form 8-K dated June 30, 1995, filed by LIN with the Securities and Exchange Commission.

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

In August 1993 and in December 1993, two dealers for the Los Angeles cellular partnership (LACTC) filed lawsuits against the partnership and certain other parties in California state court, seeking injunctive relief, damages, treble damages, punitive damages and restitution. Goldenwest Cellular Corp. v. Los Angeles SMSA Ltd. Partnership; PacTel Cellular; The Good Guys Inc., Case No. 715479 (Superior Court of California, Orange County), and Autophone, Inc. v. Los Angeles Cellular Telephone Co.; Los Angeles SMSA Ltd. Partnership; PacTel Cellular, et al., Case No. 722299 (Superior Court of California, Orange County)). These cases are now set for trial in October 1995 and have been consolidated. The lawsuits allege various torts and statutory violations, including price-fixing regarding cellular equipment and service, below-cost sales of equipment, fraud, interference with economic relationship, unfair competition, discrimination among agents and conspiracy. Plaintiffs in these cases have alleged damages in excess of $1,800,000 and seek actual, treble and punitive damages. A third lawsuit addressing similar facts and raising many of the same claims (Cellular Activators, et al.
v. Los Angeles Cellular Telephone Company, et al., Case No. 729278 (Superior Court of California, Orange County)) was filed in May 1994. Plaintiffs in this case seek damages in excess of $5,400,000, punitive damages, treble damages, restitution, and injunctive relief. This case is set for trial in December 1995. A fourth suit was filed in February 1994 (Cel-Tech Communications, Inc., et al. v. Los Angeles Cellular Telephone Company, et al., Case No. VC015535 (Superior Court of California, Los Angeles County)) containing claims relating to equipment sales and seeking injunctive relief, restitution and monetary damages. This case was tried in February and March 1995; after presentation of the plaintiff's case, the judge granted LACTC's motion to dismiss the case in its entirety. Plaintiff's appeal from this decision is pending.

In August 1994 a class action was filed against LACTC in California state court on behalf of the partnership's cellular telephone service customers and former customers in the greater
Los Angeles area (Thomas and Nicola v. Los Angeles Cellular
Telephone Company, et al., Case No. 734316, Superior Court of
California, Orange County).  The complaint alleges that LACTC has

PART II.    OTHER INFORMATION
engaged in price fixing for cellular service rates with other cellular carriers in violation of California law. The complaint seeks actual damages on behalf of the class in excess of $100,000,000. The complaint further seeks treble damages and injunctive relief. A similar class action complaint was also filed in California state court in November 1994 on behalf of the customers of Los Angeles SMSA (Euros Cady v. Los Angeles Cellular Corp., Case No. 739101, Superior Court of California, Orange County). The Thomas and Cady cases have been consolidated for discovery purposes only with the Garabedian case referenced below.

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

A class action complaint similar to the Thomas case was filed in November 1993 against PacTel Cellular (AirTouch), Los Angeles SMSA and others in California state court (Garabedian v. California, Case No. 721144, Superior Court of California, Orange County). The complaint, brought on behalf of current and former customers of Los Angeles SMSA and LACTC, alleges that PacTel Cellular and LACTC conspired to fix cellular service prices.
Like the Thomas case, the complaint seeks damages in excess of $100,000,000, treble damages and injunctive relief. In March 1995, the court granted the motion of AirTouch and Los Angeles SMSA to add LACTC as a defendant in this case, and granted the plaintiffs' motion to certify the class. Trial has been set for June 1996.

LACTC intends to continue to defend the above-referenced lawsuits vigorously, and believes that it has meritorious defenses to the allegations contained in the complaints. The Company does not expect that the decisions in these legal proceedings will have a material adverse effect on its financial position or results of operations.

PART II.    OTHER INFORMATION

The Company is aware of an antitrust investigation that was conducted by the California State Attorney General involving the pricing of cellular telephone service in the Los Angeles area market from about 1986 to the early 1990's. No formal charge or complaint was filed. LACTC has been informed that the Attorney General does not intend to file antitrust claims against LACTC or the Company at this time. A representative of the Attorney General's office has stated that the investigation is open but inactive.

In August 1993, a class action lawsuit was filed on behalf of Texas cellular subscribers in state court in Texas (Crowley, et al. v. Houston Cellular Telephone Company, et al., Case No. 93-0879, Harrison County, Texas, 71st Judicial District). The defendants in this action are Houston Cellular Telephone Company ("HCTC"), LIN, Metroplex Telephone Co., McCaw Cellular Communications, Inc., and the affiliates of these entities providing cellular service in the State of Texas. The most recent petition, filed in August 1995, generally challenges the liquidated damages and automatic renewal provisions in annual cellular subscriber contracts. Plaintiffs allege that the liquidated damages clause is void, that payments made pursuant to the clause are recoverable as damages and that the defendants engaged in a civil conspiracy by which the challenged provisions were included in the subscriber contracts. Plaintiffs allege two separate sub-classes; the "damages" class, consisting of persons who terminated their contracts and were thereby charged or paid liquidated damages; and the "contracts" class, consisting of persons who are currently subject to the challenged provisions in their subscriber contracts. Neither of these sub-classes has been certified by the court at this time. Plaintiffs seek declaratory relief, damages, fees, costs and interest. Written and deposition discovery has commenced. No trial or class certification hearing dates have been set. The defendants intend to defend the lawsuit vigorously, and believe they have meritorious defenses to the allegations contained in the complaint. The Company does not expect that the decision in this legal proceeding will have a material adverse effect on its financial position or results of operations. The Company has been informed that the Office of the Attorney General of the State of Texas notified HCTC in March 1995 of that office's intention to file claims against that partnership that are largely similar to the claims presented in the Crowley case. Discussions have been held with representatives of the Attorney General's Office and are scheduled to continue.

PART II.    OTHER INFORMATION

In April of 1995 a class action lawsuit was filed in the United States District Court, Southeastern District of Texas at Houston, against many advertisers and advertising agencies alleging defendants had sent unsolicited fax advertisements in violation of federal and state law. One of the alleged advertising defendants is HCTC (The Chair King, Inc., et al. v. Houston Cellular Corporation [sic], et al., No. 95-1066). The complaint alleges that class members are entitled to statutorily prescribed damages of $500 for each unsolicited fax or actual losses, treble damages and punitive damages. The potential amount of damages to which HCTC might be subject, assuming the claims are upheld, has not been determined given the early stage of the proceedings nor have the plaintiffs pleaded such amount with specificity. If HCTC is determined to be liable for damages, such an outcome could have a material adverse effect on the Company's financial position or results of operations. HCTC and the other defendants believe they have meritorious defenses to the claims and intend to vigorously defend against them. The alleged class has not been certified. Motions challenging the complaint are scheduled to be fully submitted on August 14, 1995.

Certain litigation related to the Merger Agreement and the transactions contemplated therein have previously been described in LIN's Annual Report on Form 10-K, as amended, for the year ended December 31, 1994 and Amendment No. 1 thereto. One of those cases, Newman v. McCaw Cellular Communications, et al., United States District Court for the Southern District of New
York, C.A. No. 95 Civ. 1583, was voluntarily dismissed without prejudice on June 22, 1995. On June 22, 1995, counsel for the plaintiffs in all of the pending actions related to the Merger
Agreement and the transactions contemplated therein and counsel for AT&T, McCaw and Holdings executed a Memorandum of Understanding (the "Memorandum of Understanding") setting forth the terms of their agreement in principle to the settlement of these actions. The terms of the Memorandum of Understanding are described in a Report on Form 8-K dated June 30, 1995 filed by LIN. As contemplated in the Memorandum of Understanding, a Stipulation and Agreement of Compromise, Settlement and Release
(the "Stipulation") was executed on behalf of all parties in In re LIN Broadcasting Corporation Shareholders Litigation, Delaware
Court of Chancery, New Castle County, Consolidated C.A. No.
14039, and entered in that action on July 27, 1995. Pursuant to the Stipulation, a Consolidated Amended Class Action Complaint was filed on July 31, 1995, adding certain parties and causes of action that previously were included in actions that had not been consolidated with this action. A Notice of Pendency of Class
Action, Class Action Determination, Proposed Settlement of Class
Action, Settlement Hearing and Right to Appear, describing, among other things, the terms of the proposed settlement and the rights

PART II.    OTHER INFORMATION
of stockholders in connection with the settlement, is filed herewith as Exhibit 99.1 and is being distributed to all persons who have been holders, of record or beneficially, of LIN's common stock at any time on or after January 1, 1995. A hearing has been scheduled for September 15, 1995, or such adjourned date as the Court may, without further notice, direct, at which the Court will consider and determine the fairness, reasonableness and adequacy of the Stipulation and whether an order and final judgment should be entered approving the settlement and will hear applications for the award of attorneys' fees and expenses.

Item 5.  Other Information

       (a)  Attachment of Supplemental Financial Data

Item 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits
            2.1 Agreement and Plan of Merger By and Among McCaw Cellular Communications, Inc., MMM Holdings, Inc., MMM Acquisition Corp. and LIN Broadcasting Corporation, dated April 28, 1995, as Amended and Restated June 30, 1995 (incorporated by reference to Exhibit 2.1 to the Company's Report on 8-K dated June 30,
                 1995)
            27.1 Financial Data Schedule
                 99.1 Notice of Pendency of Class Action, Class Action Determination, Proposed Settlement of Class Action, Settlement Hearing, and Right to Appear dated July 28, 1995

       (b)  Reports on Form 8-K

            A Report on Form 8-K dated April 28, 1995 was filed pursuant to Item 2 describing the execution, delivery and terms of the Agreement and Plan of Merger By and Among McCaw, Holdings, Acquisition and LIN dated April 28, 1995. The Report did not contain any financial statements.

            A Report on Form 8-K dated June 30, 1995 was filed pursuant to Item 2 describing the execution, delivery and terms of the Merger Agreement. The
            Report did not contain any financial statements.

                       LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                                SUPPLEMENTAL FINANCIAL DATA
                                  (Dollars in thousands)
                                        (Unaudited)

The following table sets forth unaudited supplemental data for the Company's cellular operations reflecting proportionate consolidation of the entities in which the Company has an interest.  This presentation differs from the consolidation methodology used to prepare the Company's principal financial statements in accordance with generally accepted accounting principles (see Note 1 to the condensed consolidated financial statements).

                                                Three Months Ended           Six Months Ended
                                                    June 30,                      June 30,
                                                ------------------          --------------------
                                               1995        1994(1)         1995         1994(1)
                                              ------       -------        ------        -------
Cellular:
  Revenues
     Service                                $287,344     $249,868       $550,346        $473,427
     Equipment sales                          32,426       33,318         69,981          67,913
                                            --------     --------       --------        --------
     Total revenue                           319,770      283,186        620,327         541,340

     Cost of equipment sales                  33,569       33,379         72,295          69,138
                                            --------     --------       --------        --------
                                             286,201      249,807        548,032         472,202
                                            --------     --------       --------        --------

  Direct costs and expenses                   95,808       75,867        180,490         145,670
  Marketing                                   75,402       62,562        161,628         130,337
  Depreciation                                22,329       19,000         42,770          36,424
  Amortization                                17,265       20,228         34,530          39,205
                                            --------     --------       --------        --------
                                             210,804      177,657        419,418         351,636
                                            --------     --------       --------        --------
  Operating income                           $75,397      $72,150       $128,614        $120,566
                                            ========     ========       ========        ========

  Proportionate subscribers (2)            1,271,000      918,000      1,271,000         918,000

                                        (continued)

                       LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                          SUPPLEMENTAL FINANCIAL DATA (continued)
                                  (Dollars in thousands)
                                        (Unaudited)






(1)  Includes the proportionate results of LIN's interest in the Philadelphia system which was divested in June 1994.
(2)  Calculated by multiplying (i) the total subscribers of a licensee in which, as of the date specified, the Company owned an interest, by (ii) the percentage ownership interest in that licensee which the Company owned on such date.

                            SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              LIN Broadcasting Corporation
                                      (Registrant)



                              DONALD GUTHRIE
                              -------------------------------
Date:  August 14, 1995        Donald Guthrie
                              Senior Vice President - Finance

                          EXHIBIT INDEX


Exhibit
  No.
-------

  2.1 Agreement and Plan of Merger By and Among McCaw Cellular Communications, Inc., MMM Holdings, Inc., MMM Acquisition Corp. and LIN Broadcasting Corporation, dated April 28, 1995, as Amended and Restated June 30, 1995 (incorporated by reference to Exhibit 2.1 to the Company's Report on 8-K dated June 30, 1995)
  27.1    Financial Data Schedule
  99.1 Notice of Pendency of Class Action, Class Action Determination, Proposed Settlement of Class Action, Settlement Hearing, and Right to Appear dated July 28, 1995