Form 10-K/A
period 1994-12-31
LIN BROADCASTING CORP
filed 1995-08-16
CIK 59498

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-K/A
                        (Amendment No. 2)

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

1994 COMPARED TO 1993

     LIN completed two transactions during 1994 which, together, had a significant effect on the Company's results of operations for the year and financial position as of December 31, 1994. On
June 24, 1994, LCH Communications, Inc. ("LCH"), a wholly-owned subsidiary of the Company, redeemed all of its outstanding
Redeemable Preferred Stock (the "LCH Preferred Stock") held by
Comcast Cellular Communications Inc. in exchange for all of the capital stock of a subsidiary of LCH, whose assets consisted primarily of a 49.99% interest in the Philadelphia cellular system and the GuestInformant specialty publishing business, plus $12.3 million cash (which represented 15% of the fair market value of the WOOD-TV business). The Company recognized a non-cash tax-free gain of $468.7 million in connection with this transaction. The Company's results of operations include the results of the consolidated publishing business and the equity investment in the Philadelphia operations through June 24, 1994.
On December 28, 1994, the Company distributed all of the issued and outstanding shares of common stock of its previously wholly-owned subsidiary LIN TV. The LIN TV operations comprised substantially all of the Company's former television broadcasting operations. The distribution was made in the form of a dividend payable to holders of record of the Company's common stock at the close of business on December 9, 1994. The Company's shareholders of record on that date received one share of LIN TV common stock for each two shares of the Company's common stock owned. The consolidated financial statements reflect an increase in the Company's additional paid-in capital of $41.25 million, representing the negative net book value of the assets and liabilities distributed. The results of operations of LIN TV are included through December 28, 1994.

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

     The overall demand for wireless services continued to expand during 1994 and the Company expects to benefit from the anticipated continuation of this trend in the future, although there can be no assurance that this trend will continue at the same rate as it has historically. The Company is actively working toward improving the accessibility and value of cellular service in the future by participating in the development and deployment of important new services to complement the basic services now offered. During 1994, the Company continued to market enhanced cellular services in various of its markets including enhanced directory assistance, voice recognition, and data transmission services. The Company also introduced digital cellular service in New York during the first half of 1994 and continued to increase the market penetration of digital service in Los Angeles. The
Company plans to introduce commercial digital service in its Dallas and Houston operations during 1995. During 1995 and beyond, the Company currently plans to implement such additional service improvements as digital messaging service, Caller ID and cellular digital packet data service. The expansion of digital service generally will increase the capacity of the Company's systems, while providing benefits to customers such as the enhanced services available only through the digital network and the longer battery life of digital phones. Continued growth in demand for basic cellular service, as well as demand for new services such as those discussed above should contribute to continued cellular revenue growth for the Company as well as mitigate the trend of declining revenue per subscriber.

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

Recently Issued Accounting Standards

    In October 1994, the Company adopted the Statement of Financial Accounting Standards No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments, (SFAS 119) which requires additional disclosure regarding the nature and purpose of derivative financial instruments. As further discussed in
Note 6 to the Company's consolidated financial statements included herein, the Company utilizes interest rate caps to comply with certain debt covenants and to provide protection against rising interest rates.

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,
(SFAS 121) effective for fiscal years beginning after December 15, 1995. This statement requires the separation of long-lived assets and certain identifiable intangible assets into two categories for purposes of accounting for an impairment of assets: those to be held and used and those to be disposed of.
An impairment loss is indicated if the sum of the expected cash flows, undiscounted and without interest charges, is less than the carrying amount of the assets. The carrying value of intangible assets will be reviewed if the facts and circumstances indicate they may be impaired. If this review indicates that the intangible assets will not be recoverable based on the sum of expected cash flows, undiscounted and without interest charges, the Company's carrying value of the intangible assets will be reduced by an impairment loss equal to the excess of the carrying amount over the fair value of the assets. Management believes the adoption of SFAS 121 will not have a material impact on the financial position or the results of operations of the Company.

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

Other Income and Expenses

     Equity in income of unconsolidated affiliates rose 6%.
Revenues of these ventures increased 16% due primarily to an increase in subscribers offset, in part, by a decrease in average revenue per subscriber. Direct operating expenses of these ventures increased 24% and represented 11% of revenues versus 10% in the prior year. This increase is due primarily to increased network operations, toll and roamer expenses at those cellular operations. Selling, general and administrative expenses of the ventures increased 17% and represented 39% of revenues in 1993 and in 1992. The majority of this increase was due to increased marketing and sales expenditures associated with a 28% increase in the number of new customers. Depreciation expenses of these ventures increased 33%, reflecting additional capital expenditures for capacity expansion and increased coverage in all the ventures, and digital service equipment in Los Angeles. Other expenses also grew significantly due to settlement of certain lawsuits and equity in losses of a cable affiliate absorbed by Philadelphia.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company utilizes capital primarily to expand and improve its cellular systems, to make acquisitions of cellular interests and to make interest and principal payments on its indebtedness.
The Company's cellular operations continue to require substantial capital to increase system capacity and coverage areas, to enable provision of new services, and to expand and improve administrative support systems. During 1994, the Company completed the replacement of the existing cellular system in Dallas with a new system provided by L.M. Ericsson, the system vendor in all of the Company's markets. The capitalized costs for this project were approximately $100 million, of which approximately $45 million and $55 million was expended during 1994 and 1993, respectively. Additionally, the Company continued to invest in the conversion to digital cellular equipment and now has introduced commercial digital service in both New York and Los Angeles. The Company expects to begin providing digital service in Dallas and Houston in 1995. Although the conversion to digital services requires significant initial capital and marketing expenditures, there are several advantages such as an immediate three-fold capacity expansion and the establishment of a platform for future service enhancements, including short message transmission caller ID, improved data transmission and longer phone battery life. The Company's share of expenditures in connection with the expansion of digital cellular service totaled approximately $30 million during 1994. Because of the large number of current customers with analog cellular phones that are not able to utilize the digital cellular service, the Company expects that the conversion from analog to digital service will be phased in over a number of years, during which time the Company will maintain both analog and digital transmitting equipment. During 1995, the Company expects that it will continue to invest capital to support the growth of its businesses, including implementation of digital networks and microcells, at levels similar to or in excess of its 1994 capital expenditure levels.

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

     All of the Company's cellular operations are owned by its wholly-owned subsidiary LIN Cellular Network, Inc. and are subject to the restrictions of the Bank Credit Facilities. With limited exceptions, none of the cash flows, proceeds of borrowings or proceeds from sales of assets from these operations are available to meet the cash needs of the Company for operations other than cellular operations. The Company's other assets not described above (principally its remaining television broadcasting interests and an interest in a mobile satellite corporation and some of its cash) are held free of any restriction. Under its Bank Credit Facilities, the Company must remain in compliance with a series of financial covenants which compare the levels of the Company's indebtedness to its cash flows as of the end of each quarter. As of December 31, 1994, the Company was in compliance with all covenants under the Bank
Credit Facilities. However, if the Company fails to service its indebtedness, or satisfy or obtain waivers from the covenants contained in the Bank Credit Facilities, the Company will be in default. In such an event, holders of the Company's indebtedness will be able to exercise their rights including the right to declare all the borrowed funds and interest thereon immediately due and payable. If the Company were unable to repay such indebtedness, the holders of such indebtedness could proceed against their collateral, if any. The ability of the Company to comply with these provisions may be affected by events beyond its control. Substantially all of the Company's assets, including its stock in subsidiaries and its ownership interests in entities holding cellular licenses, are pledged or encumbered as security for indebtedness. Further details with respect to the Company's Bank Credit Facilities are contained in Note 6 to the consolidated financial statements contained elsewhere in this Form 10-K.

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

     Cash provided by operating activities totaled $211.3 million in 1994, compared to $221.0 million in 1993. The decrease was primarily due to an increase in income tax payments, interest expense and deferred commitment/financing fees, and a reduction of cash received from equity affiliates. The reduction in cash received from equity affiliates was due primarily to significant additional capital expenditures of both the Los Angeles and Houston cellular affiliates as those operations expand their digital cellular networks.

     As of December 31, 1994, the Company had a deficit in working capital of $171.9 million, compared to a deficit of $69.3 million as of December 31, 1993. Among the factors contributing to the increased deficit are higher capital expenditures to support cellular subscriber growth and digital implementation and an increase in cellular marketing and operating costs in connection with the accelerated cellular subscriber growth. The

Company expects that additional borrowings on its Bank Credit
Facilities may be required to meet short-term liquidity needs, particularly if the rapid growth in cellular subscribers continues.

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

(a)(3)   Exhibits **

        3.1 Restated Certificate of Incorporation of LIN Broadcasting Corporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
        3.2       Amended and Restated By Laws.
        10.1* Amended and Restated 1969 Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on June 2, 1994)
        10.2(a)* Profit Sharing Plan, as amended and restated effective January 1, 1989 (the "Profit Sharing Plan") (incorporated by reference to Exhibit
                  10.2 to the Company's Annual Report on Form
                  10-K for the fiscal year ended December 31,
                  1992)
        10.2(b)*  Amendment, adopted November 22, 1994, to the
                  Profit Sharing Plan
        10.3* Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989)
        10.4 Partnership Agreement, dated as of March 18, 1983, among LIN Cellular Communications Corporation, Metromedia, Inc., and Cellular Systems, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
        10.5 Partnership Agreement, dated as of June 22, 1983, between Los Angeles Cellular Corporation and LIN Cellular Communications Corporation (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
        10.6 Stock Agreement, dated June 5, 1982, by and among Radio Broadcasting Company, LIN Broadcasting Corporation, LIN Cellular Communications Corporation, Metromedia, Inc., and AWACS, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

---------------------------
* Previously filed, except as noted.

        10.7 Amended and Restated Partnership Agreement, dated as of November 9, 1984, among LIN Cellular Communications Corporation, D/FW Signal, Inc., MCI Cellular Telephone Company, Cellular Mobile Systems, Inc., and Mid-America Cellular Systems, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
        10.8 Amended and Restated Partnership Agreement, dated as of December 12, 1984, among Metro Mobile CTS, Cellular Systems, Inc., and Houston Mobile Cellular Communications Company (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
        10.9 Partnership Agreement, dated as of December 12, 1984, among American Mobile Communications of Houston and the Gulf, Houston Cellular Corporation, LIN Cellular Communications Corporation, MCI Cellular Telephone Company, Charisma Communications Corp. of the Southwest, and Cellular Mobile Systems of Texas, Inc. (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
        10.10 Partnership Agreement, dated as of September 1991, by and between Galveston Mobile Corporation and LIN Cellular Communications Corporation (incorporated by reference to
                  Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
        10.11 Agreement, dated December 11, 1989, between the Company, MMM Holdings, Inc. and McCaw Cellular Communications, Inc. (incorporated by reference to Exhibit (c)(6) to Amendment No. 24 to Schedule 14D-1 and Amendment No. 30 to
                  Schedule 13D relating to the Offer filed by MMM Holdings, Inc. and McCaw with the Securities and Exchange Commission on December 12, 1989)
        10.12(a) Private Market Value Guarantee, dated December 11, 1989, between the Company and McCaw Cellular Communications, Inc. (the "Private Market Value Guarantee") (incorporated by reference to Exhibit (c)(7) to Amendment No. 24 to Schedule 14D-1 and Amendment No. 30 to
                  Schedule 13D relating to the Offer filed by MMM Holdings, Inc. and McCaw with the Securities and Exchange Commission on December
                                    12, 1989)

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

        10.19* Employment Agreement, dated as of October 17, 1990 of Gary Chapman (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991)
        10.20* Employment Agreement, dated as of April 16, 1991, of Donald Guthrie (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991)
        10.21(a)* LIN Broadcasting Corporation Retirement Plan
                  (the "Retirement Plan"), as amended and
                  restated as of January 1, 1989 (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).
        10.21(b)* Amendment to the Retirement Plan dated January
                  1, 1993 (incorporated by reference to Exhibit
                  10.32 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1992)
        10.21(c)* Amendment, adopted November 22, 1994, to the
                  Retirement Plan
        10.22(a)* LIN Broadcasting Corporation Supplemental
                  Benefit Retirement Plan dated January 1, 1990 (the "Supplemental Plan") (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
        10.22(b)* Amendment, adopted November 22, 1994, to the
                  Supplemental Plan
        10.23* LIN Employee Plans, established in connection with the McCaw-AT&T Merger Agreement (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)
        10.24* LIN Broadcasting Deferred Compensation Plan, dated December 15, 1993 (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)
        10.25 Distribution Agreement, dated as of December 28, 1994, between the Company and LIN Television Corporation ("LIN TV") (incorporated by reference to Exhibit 2.4 to the Report on Form 8-K dated December 28, 1994 filed by LIN Television Corporation)
        10.26 Tax Allocation Agreement, dated as of December 28, 1994, between the Company and LIN TV (incorporated by reference to Exhibit 99.1 to the Report on Form 8-K dated December 28, 1994 filed by LIN Television Corporation)

        10.27     Management Services Agreement, dated as of
                  December 28, 1994, between the Company and LIN
                  TV (incorporated by reference to Exhibit 99.2
                  to the Report on Form 8-K dated December 28,
                  1994 filed by LIN Television Corporation)
        10.28     Employee Benefits Allocation Agreement, dated
                  as of December 28, 1994, between the Company
                  and LIN TV (incorporated by reference to
                  Exhibit 99.3 to the Report on Form 8-K dated
                  December 28, 1994 filed by LIN Television
                  Corporation)
        10.29     Consulting Agreement, dated as of December 28,
                  1994, between LIN TV, LCH Communications, Inc.
                  and LIN Michigan Broadcasting Corporation
                  (incorporated by reference to Exhibit 99.4 to
                  the Report on Form 8-K dated December 28, 1994
                  filed by LIN Television Corporation)
        10.30     Right of First Refusal Agreement, dated as of
                  December 28, 1994, between the Company and LIN
                  TV (incorporated by reference to Exhibit 99.5
                  to the Report on Form 8-K dated December 28,
                  1994 filed by LIN Television Corporation)
        10.31(a)  Asset Purchase Agreement, dated June 7, 1994
                  among the Company, LIN TV, Cook Inlet
                  Communications Corp. and Cook Inlet
                  Communications, Inc. (the "Asset Purchase
                  Agreement") (incorporated by reference to
                  Exhibit 99.1 to the Company's Report on Form
                  8-K dated December 28, 1994)
        10.31(b)  First Amendment, dated September 26, 1994. to
                  the Asset Purchase Agreement (incorporated by
                  reference to Exhibit 99.2 to the Company's
                  Report on Form 8-K dated December 28, 1994)
        10.31(c)  Second Amendment, dated December 6, 1994. to
                  the Asset Purchase Agreement (incorporated by
                  reference to Exhibit 99.3 to the Company's
                  Report on Form 8-K dated December 28, 1994)
        10.32     Credit Agreement, dated as of June 15, 1994,
                  among LIN Cellular Network, Inc., Toronto
                  Dominion (Texas), Inc. and the Lenders named
                  therein
        11        Statement regarding computation of earnings
                  per share
        21        Subsidiaries of the Registrant
        23.1      Consent of Ernst & Young LLP (filed herewith)
        23.2      Consent of Deloitte & Touche LLP
        23.3      Consent of Arthur Andersen LLP
        24        Powers of Attorney with respect to Certain
                  Signatures
        27        Financial Data Schedule

*  Management contract or compensatory plan or arrangement.

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

                              LIN BROADCASTING CORPORATION


                               By: DONALD GUTHRIE
                                   -----------------------
                                   Donald Guthrie
                                   Senior Vice President-Finance
                                   August 16, 1995

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


                                   ERNST & YOUNG LLP

Seattle, Washington
January 20, 1995

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1994 AND 1993
                      (Dollars in thousands)

ASSETS                                              1994           1993
--------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                        $47,467         $86,366
  Marketable securities                                 --          16,465
  Accounts receivable, less allowance
     for doubtful accounts (1994-$17,395;
     1993-$18,138)                                 136,279         156,784
  Inventory                                         16,848           5,640
  Prepaid expenses and other
     current assets                                  9,907          16,320
---------------------------------------------------------------------------
     Total current assets                          210,501         281,575
---------------------------------------------------------------------------

Property and equipment, at cost, less
  accumulated depreciation                         450,698         405,762
Other noncurrent assets                             47,150          61,807
Investments in and advances to
  unconsolidated affiliates                        274,830         264,172
Cellular FCC licenses, less
  accumulated amortization
  (1994-$194,997; 1993-$148,672)                 1,727,546       1,627,371
Other intangible assets, less
  accumulated amortization
  (1994-$141,195; 1993-$145,853)                   213,148         268,836
---------------------------------------------------------------------------
Total Assets                                    $2,923,873      $2,909,523
===========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------
Current Liabilities:
  Current portion of long-term debt               $151,875        $146,891
  Accrued income taxes                              34,875          34,241
  Accounts payable                                  67,880          37,975
  Unearned revenues                                 13,165          25,880
  Accrued interest payable                           5,399           2,685
  Payable to McCaw and AT&T                         21,069          16,064
  Other accruals                                    88,186          87,108
--------------------------------------------------------------------------
     Total current liabilities                     382,449         350,844
--------------------------------------------------------------------------



                           (continued)

           LIN BROADCASTING CORPORATION AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (Continued)
                    DECEMBER 31, 1994 AND 1993
                      (Dollars in thousands)


LIABILITIES AND STOCKHOLDERS'
  EQUITY (Continued)                               1994           1993
----------------------------------------------------------------------------

Long-term debt                                   1,443,125       1,551,447
Deferred income taxes                              735,313         735,049
Other noncurrent liabilities                         6,741          13,091
Minority interests in equity of
   consolidated subsidiaries                        58,507          56,209
Redeemable preferred stock of a subsidiary              --       1,305,248
Stockholders' Equity (Deficit):
   Common stock, $.01 par value,
      150,000,000 shares authorized,
      55,329,000 shares issued                        553             553
   Paid-in capital                              1,055,169         224,689
   Deficit                                       (586,055)     (1,150,205)
---------------------------------------------------------------------------
                                                  469,667        (924,963)
---------------------------------------------------------------------------
Less common stock in treasury,
   at cost (1994-3,678,000 shares;
   1993-3,826,000 shares)                         171,929         177,402
---------------------------------------------------------------------------
    Total stockholders' equity (deficit)          297,738      (1,102,365)
---------------------------------------------------------------------------

Total Liabilities and
   Stockholders' Equity                        $2,923,873      $2,909,523
==========================================================================

                      See accompanying notes.

                       LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                      (Dollars in thousands, except per share amounts)

                                                           1994           1993           1992
------------------------------------------------------------------------------------------------
Net Revenues                                             $876,469        $688,557      $572,521
Operating Costs and Expenses:
   Direct operating                                       138,579         123,081       110,966
   Selling, general and administrative                    378,797         261,549       205,365
   Corporate expenses                                      11,831           8,340         7,571
   Depreciation                                            58,066          45,940        39,676
   Amortization of intangible assets                       83,086          79,190        78,928
   Loss on disposal of cellular equipment                      --          42,152            --
-----------------------------------------------------------------------------------------------
                                                          670,359         560,252       442,506
-----------------------------------------------------------------------------------------------
Operating Income                                          206,110         128,305       130,015
-----------------------------------------------------------------------------------------------
Other Income (Expenses):
   Equity in income of unconsolidated affiliates          115,010         103,125        96,977
   Investment income and other                              5,717           7,015         9,295
   Litigation settlement                                       --              --         7,032
   Interest expense                                      (111,638)        (95,407)     (125,218)
   Gain on redemption of preferred stock                  468,689              --            --
------------------------------------------------------------------------------------------------
                                                          477,778          14,733       (11,914)
-----------------------------------------------------------------------------------------------
Income Before Income Tax Expense and
   Minority Interests                                     683,888         143,038       118,101
Income Tax Expense                                         59,289          65,569        33,897
------------------------------------------------------------------------------------------------
Income Before Minority Interests                          624,599          77,469        84,204

                                        (continued)


                       LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (Continued)
                      (Dollars in thousands, except per share amounts)

                                                             1994           1993           1992
-----------------------------------------------------------------------------------------

Minority Interests:
   In net income of consolidated subsidiaries               26,874          3,896        18,856
   Provision for preferred stock
      dividends of a subsidiary                             33,575        134,300       134,300
-----------------------------------------------------------------------------------------
Net Income (Loss)                                         $564,150       $(60,727)     $(68,952)
=========================================================================================

Net Income (Loss) Per Share                                 $10.84         $(1.18)       $(1.34)
=========================================================================================



                                  See accompanying notes.

                                      LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                                  (Dollars in thousands)
                                                                                                                       Total
                                                                 Common      Paid-in                  Treasury     Stockholders'
                                                                 Stock       Capital      Deficit       Stock         Deficit
----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1991                                        $553       $221,766 $(1,020,526)    $(180,366)    $(978,573)
Net loss                                                            --             --     (68,952)           --       (68,952)
17,911 shares purchased for treasury                                --             --          --        (1,429)       (1,429)
39,192 shares issued from treasury for
   employee stock purchase plan, stock option
   exercises and tax benefits                                       --            315          --         1,903         2,218
----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1992                                         553        222,081  (1,089,478)     (179,892)   (1,046,736)
Net loss                                                            --             --     (60,727)           --       (60,727)
19,218 shares purchased for treasury                                --             --          --        (1,798)       (1,798)
97,040 shares issued from treasury for
   employee stock purchase plan, stock option
   exercises and tax benefits                                       --          2,608          --         4,288         6,896
----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1993                                         553        224,689  (1,150,205)     (177,402)   (1,102,365)
Net income                                                          --             --     564,150            --       564,150
9,275 shares purchased for treasury                                 --             --          --        (1,094)       (1,094)
155,702 shares issued from treasury for
   employee stock purchase plan, stock option
   exercises and tax benefits                                       --          5,404          --         6,567        11,971
Redemption of preferred stock of a subsidiary                       --        783,823          --            --       783,823
Spin-off of LIN Television Corporation                              --         41,253          --            --        41,253
----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                                        $553     $1,055,169   $(586,055)    $(171,929)     $297,738
======================================================================================================================
                                                 See accompanying notes.

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



                                        (continued)

                       LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                   (Dollars in thousands)

                                                              1994           1993           1992
--------------------------------------------------------------------------------------
OPERATING ACTIVITIES (continued):

   Changes in operating assets and liabilities:
      Increase in accounts receivable                      (49,129)       (48,394)      (34,554)
      Increase in inventories and other
        current assets                                     (17,529)        (3,626)       (2,580)
      Increase in deferred commitment/
        financing fees                                      (5,467)            --            --
      Cash received from equity investees                   54,986         67,447        70,927
      Increase (decrease) in accounts payable               41,265         (1,194)        4,396
      Increase (decrease) in accrued
        income taxes                                        18,242         (8,587)        8,359
      Increase (decrease) in other
        current liabilities                                   (861)        25,235        (6,742)
      Increase (decrease) in deferred
        income taxes                                       (25,437)        26,647        (6,563)
      Decrease in minority interests                       (11,158)        (1,568)       (9,268)
      Tax benefits from stock option exercises               4,119          1,428           282
      Other                                                 (7,865)        (2,184)       (6,017)
--------------------------------------------------------------------------------------
        Total adjustments                                 (352,866)       281,709       212,530
--------------------------------------------------------------------------------------
      Net cash provided by operating activities            211,284        220,982       143,578
--------------------------------------------------------------------------------------



                                        (Continued)

                       LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                    FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                   (Dollars in thousands)



                                                            1994           1993           1992
--------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Proceeds from sales of marketable securities            16,368          46,677        34,780
   Purchases of marketable securities                          --         (43,705)      (22,260)
   Proceeds from sale of property and equipment             8,016              --            --
   Capital expenditures                                  (164,330)       (150,475)      (71,505)
   Cellular and television acquisitions                  (174,993)        (36,879)           --
   Investments in and advances to
      unconsolidated affiliates, net                       (3,494)         15,854       (26,709)
   Cash divested in LIN Television spin-off                (9,113)             --            --
--------------------------------------------------------------------------------------
      Net cash used for investing activities            $(327,546)      $(168,528)     $(85,694)
--------------------------------------------------------------------------------------

                                        (Continued)

                       LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                    FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                   (Dollars in thousands)
                                                            1994           1993           1992
--------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Proceeds from long-term bank loans                    $350,000             $--           $--
   Repayment of long-term bank loans                     (265,480)        (71,344)      (31,818)
   Redemption of preferred stock                          (13,167)             --            --
   Proceeds from common stock issued for stock
      purchase plan and stock options                       7,104           4,145         1,641
   Purchase of common stock for treasury                   (1,094)         (1,798)       (1,429)
--------------------------------------------------------------------------------------
      Net cash provided (used) for
        financing activities                               77,363         (68,997)      (31,606)
--------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and
   Cash Equivalents                                       (38,899)        (16,543)       26,278

Cash and Cash Equivalents at Beginning of Year             86,366         102,909        76,631
--------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Year                  $47,467         $86,366      $102,909
=======================================================================================
                                        (Continued)

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


                                  See accompanying notes.

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
                                              ==========          ========

ECENTLY ISSUED ACCOUNTING STANDARDS: In October 1994, the Company adopted the Statement of Financial Accounting Standards No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments, (SFAS 119) which requires additional disclosure regarding the nature and purpose of derivative financial instruments. As further discussed in
Note 6, the Company utilizes interest rate caps to comply with certain debt covenants and to provide protection against rising interest rates.

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, (SFAS
121) effective for fiscal years beginning after December 15, 1995. This statement requires the separation of long-lived assets and certain identifiable intangible assets into two categories for purposes of accounting for an impairment of assets: those to be held and used and those to be disposed of.
An impairment loss is indicated if the sum of the expected cash flows, undiscounted and without interest charges, is less than the carrying amount of the assets. The carrying value of intangible assets will be reviewed if the facts and circumstances indicate they may be impaired. If this review indicates that the intangible assets will not be recoverable based on the sum of expected cash flows, undiscounted and without interest charges, the Company's carrying value of the intangible assets will be reduced by an impairment loss equal to the excess of the carrying amount over the fair value of the assets. Management believes the adoption of SFAS 121 will not have a material impact on the financial position or the results of operations of the Company.

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

       (in thousands)                              Amount
       ----------------------------------------------------
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

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Property and Equipment

The major classifications of property and equipment are as follows:

                                                        December 31,
(in thousands)                                       1994           1993
-----------------------------------------------------------------

Land                                                  $867         $5,860
Buildings and improvements                          39,524         48,307
Broadcasting and publishing equipment               11,976         70,001
Cellular equipment                                 416,344        412,824
Construction in progress and other                 122,993        154,061
                                                  --------       --------
                                                   591,704        691,053
Less accumulated depreciation                      141,006        285,291
                                                  --------       --------
                                                  $450,698       $405,762
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

The Company also had loans and advances totaling $13.6 and $10.2 million outstanding as of December 31, 1994 and 1993, respectively, to certain of its unconsolidated affiliates. The loans carry interest at prime (8.5% and 6.0% of December 31, 1994 and 1993, respectively) plus 1% and mature in 1995.

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
                                                      ==========        ==========      ==========

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Long-Term Debt

Long-term debt consists of the following:

                                                      December 31,
(in thousands)                                     1994           1993
-----------------------------------------------------------------
Bank Credit Facilities
  LIN Cellular Network, Inc.:
    Term credit facilities                      $1,315,000     $1,316,250
    Revolving credit facilities                    280,000        160,000
                                                ----------     ----------
                                                 1,595,000      1,476,250
  LIN Television Corporation:
    Term credit facility                                --        159,088
    Revolving credit facility                           --         63,000
                                                ----------     ----------
                                                        --        222,088
                                                ----------     ----------
                                                 1,595,000      1,698,338
  Less current portion of
    long-term debt                                 151,875        146,891
                                                ----------     ----------
                                                $1,443,125     $1,551,447
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

In order to comply with covenants under its Bank Credit Facilities and to provide protection against rising interest rates, the Company entered into interest rate cap agreements with notional amounts, based on contracted amount of interest rate protection purchased from counterparty to interest rate cap, of $850 million, $840 million and $1.35 billion as of December 31, 1994, 1993 and 1992. The rate cap agreements in effect as of December 31, 1994 have expiration dates ranging from July 1995 to September 1997. All of the interest rate caps are based on three month LIBOR and have strike rates (the rate at which a counterparty to an interest rate cap is required to fulfill its obligation) ranging from 8% to 8.5%. During the past three years, the prevailing market rates have been below the rate caps in effect, thus the only effect on the Company's interest expense has been the amortization of the cost of the caps of $860, $1,951, and $2,669 during the years ended December 31, 1994, 1993 and 1992, respectively. In the event that a counterparty to an interest rate cap fails to fulfill its obligation, the Company would be required to pay the interest rate on the underlying debt without the benefit of the hedge. The Company has not entered into any other financial derivitative activities.

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

Pursuant to the Company's 1969 stock option plan, as amended, incentive and nonqualified options have been granted or are available for grant to officers and key employees at prices not less than the fair market value at date of grant. The exercise price of each outstanding option granted prior to December 28, 1994 to purchase Company stock was adjusted to give effect to the LIN TV spin-off by reducing the exercise price based on the relative fair market values of the corresponding common stocks after the spin-off. As a result, each exercise price was adjusted to approximately 90% of its original amount and all options outstanding at December 31, 1994 pertain only to the Company's common stock.

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - Stockholders' Equity (continued)

Options are generally not exercisable until one year after grant, have vesting terms ranging from two to five years, and expire ten years from date of grant. Changes in incentive and nonqualified stock options granted and outstanding are as follows:

                                           Shares       Prices Per Share
-----------------------------------------------------------------
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

NOTE 9 - Income Taxes

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and the tax basis of assets and liabilities given the provisions of the enacted tax laws. The components of the net deferred tax liability are as follows:

                                                 Deferred Income Taxes
     (in thousands)                             Assets        Liabilities
--------------------------------------------------------------------------
December 31, 1994
  Intangible assets                               $--         $642,926
  Property and equipment                           --           90,288
  Other                                            --            2,099
                                             --------         --------
  Total                                           $--         $735,313
                                             ========         ========
December 31, 1993
  Intangible assets                               $--         $628,822
  Property and equipment                           --           82,813
  Other                                         2,365           25,779
                                             --------         --------
  Total                                        $2,365         $737,414
                                             ========         ========

The components of income tax expense are as follows:

   (in thousands)                            1994      1993      1992
------------------------------------------------------------------------
Current:
  Federal                                $54,482    $33,984     $29,753
  State                                    7,459      4,938      14,216
                                         --------   --------   --------
                                          61,941     38,922      43,969
Deferred:
  Federal                                    (93)    26,800      (5,828)
  State                                   (2,559)      (153)     (4,244)
                                         --------   --------   --------
                                          (2,652)    26,647     (10,072)
                                         --------   --------   --------
                                         $59,289    $65,569     $33,897
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


   (in thousands)                           1994      1993      1992
----------------------------------------------------------------
Expense assuming federal
  statutory rate                        $239,361    $50,064     $40,154
Nontaxable gain on redemption
  of preferred stock                    (164,041)        --          --
Equity investments                        (4,572)    (5,672)     (4,169)
State and local taxes, net
  of federal benefit                       3,185      3,110       6,582
Tax expense not provided on
  minority partners' share
  of income                               (8,147)     1,027      (4,734)
Change in statutory tax
  rate from 34% to 35%                        --     15,335          --
Other                                     (6,497)     1,705      (3,936)
                                         --------   --------    --------
Total income tax expense                 $59,289    $65,569     $33,897
                                         ========   ========    ========

NOTE 10 - Retirement Plans

On December 28, 1994, the Company transferred sponsorship of the contributory retirement plan to LIN TV in connection with the spin-off of those operations (see Note 3). LIN TV assumed all rights and responsibilities associated with the Plan. The transfer was made at book value and no significant gain or loss was recognized. No funding of the Plan was required for the period January 1, 1994 through December 28, 1994 or for the years ended December 31, 1993 and 1992.

Employees of the Company's consolidated cellular operations are covered by 401(k) plans that provide matching contributions from the Company. Matching employer contributions were $1.3 million, $0.8 million and $0.4 million for the years ended December 31, 1994, 1993 and 1992, respectively

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Commitments and Contingencies

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


          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - Related Party Transactions

Under an inter-company services arrangement negotiated between the Company and McCaw, McCaw provides management and other services to the Company. LIN also provided certain services to McCaw during the same time periods. The Company incurred $8.5 million, $9.2 million and $6.8 million for the value of management and other services provided by McCaw and charged $2.2 million, $1.9 million and $1.5 million for the value of certain services rendered to McCaw under the inter-company services agreement during 1994, 1993 and 1992, respectively.

In addition to the transactions described above, the Company or its affiliates routinely enter into transactions with AT&T, McCaw or their affiliates in the ordinary course of business. During 1994, the Company purchased equipment, consisting primarily of cellular telephones and accessories, from AT&T for an aggregate purchase price of approximately $13.4 million. The Company also paid AT&T approximately $3.3 million to provide customer support services in situations in which the volume of such requests exceeded the Company's handling capacity. In addition, the Company purchased approximately $16.8 million of long distance services from AT&T which were primarily resold to cellular customers. The Company's cellular affiliates pay McCaw for providing cellular service to the Company's subscribers under roaming agreements, and McCaw pays the Company for similar services provided by the Company to McCaw's subscribers. During 1994, the Company paid McCaw approximately $18.3 million and McCaw paid the Company approximately $13.0 million for roaming services. The Company provided certain switching and billing services to an affiliate of McCaw for approximately $0.2 million during 1994. In addition, the Company maintains a regional office that supports certain of the Company's operations in Texas in addition to supporting McCaw's Southwest cellular markets.
The regional office primarily provides technical and administrative support to McCaw. Costs to provide technical support are charged to McCaw based on McCaw's Southwest markets' cell sites in relation to the total cell sites serviced by the regional office. Administrative costs are charged to McCaw based on the population serviced by McCaw's Southwest markets in relation to the total population serviced by the regional office. Amounts charged to McCaw during 1994 for such services were approximately $3.9 million. The Company's cellular operations also participate in certain programs managed by McCaw, such as national advertising campaigns, national accounts marketing, and the North American Cellular Network. The Company was charged approximately $1.3 million for services provided by these programs during 1994. Such transactions are not separately disclosed in the financial statements as they are carried out in the normal course of business.

          LIN BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - Related Party Transactions (continued)


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

                                                   First        Second         Third       Fourth
     (in thousands)                               Quarter      Quarter        Quarter     Quarter
--------------------------------------------------------------------------------------------------

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



                                   ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
February 23, 1994

     LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                     COMBINED BALANCE SHEETS
                    DECEMBER 31, 1994 AND 1993
                      (Dollars in thousands)

ASSETS                                               1994           1993
----------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                        $12,905         $28,675
  Short-term investments                                --          25,682
  Accounts receivable, less allowance
     for doubtful accounts (1994-$27,262,
     1993-$9,829)                                  123,926         111,723
  Inventories                                       36,183           6,079
  Prepaid expenses and other                        11,685          11,418
-----------------------------------------------------------------
  Total current assets                             184,699         183,577
-----------------------------------------------------------------
Property and equipment, at cost,
  less accumulated depreciation                    483,269         452,447
Other assets                                         3,185           2,108
Cellular FCC licenses, less
  accumulated amortization
  (1994-$856; 1993-$506)                            13,214          13,564
Organization costs, less
  accumulated amortization
  (1994-$7,790; 1993-$6,785)                         2,260           3,265
Due from affiliate                                      --          16,387
Notes receivable, less allowance
  for doubtful accounts of $150                         --             281
-----------------------------------------------------------------
Total Assets                                      $686,627        $671,629
=================================================================

LIABILITIES AND EQUITY
-----------------------------------------------------------------
Current Liabilities:
  Accounts payable                                 $62,245         $37,801
  Accrued expenses                                  30,075          39,180
  Unearned revenues                                 32,848          27,610
  Commissions payable                               11,973          14,439
  Notes payable to affiliates                       14,917           2,946
  Other current liabilities                          7,102           6,000
-----------------------------------------------------------------
     Total current liabilities                     159,160         127,976
-----------------------------------------------------------------
Notes payable to affiliates                             --          63,126
Investment in affiliate                                 --          32,302
Deferred income taxes                                   --           4,236
Other long-term liabilities                             --           1,286

                           (continued)

     LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                     COMBINED BALANCE SHEETS
                    DECEMBER 31, 1994 AND 1993
                      (Dollars in thousands)

LIABILITIES AND EQUITY (continued)                   1994           1993
-----------------------------------------------------------------

Equity:
  Contributed capital                               47,184         78,690
  Excess cost of limited
     partnership interest                               --        (70,384)
  Retained earnings                                480,283        434,397
-----------------------------------------------------------------
    Total equity                                   527,467        442,703
-----------------------------------------------------------------
Total Liabilities and Equity                      $686,627       $671,629
=================================================================



                     See accompanying notes.

                 LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                               COMBINED STATEMENTS OF INCOME
                   FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                  (Dollars in thousands)
                                                            1994           1993           1992
---------------------------------------------------------------------------------------
Net Revenues                                              $788,932        $704,550      $606,277

Operating Costs and Expenses:
  Direct operating                                          96,272          75,140        60,732
  Selling, general and administrative                      326,824         277,040       236,597
  Depreciation and amortization                             70,440          69,833        52,595
---------------------------------------------------------------------------------------
                                                           493,536         422,013       349,924
---------------------------------------------------------------------------------------
Operating Income                                           295,396         282,537       256,353
---------------------------------------------------------------------------------------
Other Income (Expense):
  Interest expense - affiliates                            (3,213)         (7,515)       (3,882)
  Interest expense                                           (315)           (623)          (19)
  Equity in loss of affiliate                              (5,000)         (9,933)       (2,985)
  Litigation settlements                                       --         (12,254)           --
  Provision for loss on cellular equipment                     --              --        (4,604)
  Other                                                    (3,302)           2,578        1,685
---------------------------------------------------------------------------------------
                                                          (11,830)        (27,747)       (9,805)
    Income Before Provision for Income
    Taxes and Cumulative Effect
    of Accounting Changes                                 283,566         254,790       246,548

Provision for Income Taxes                                 12,766          11,247         8,464
---------------------------------------------------------------------------------------
Income Before Cumulative Effect of
  Accounting Changes                                      270,800         243,543       238,084
Cumulative Effect of Accounting Changes                        --          12,142            --
---------------------------------------------------------------------------------------
Net Income                                               $270,800        $255,685      $238,084
=======================================================================================
                                  See accompanying notes.

                 LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                          COMBINED STATEMENTS OF VENTURES' EQUITY
                   FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                  (Dollars in thousands)
                                                            Excess Cost
                                                            of Limited
                                             Contributed    Partnership      Retained      Total
                                               Capital       Interest        Earnings     Equity
------------------------------------------------------------------------------------------

Balance at December 31, 1991                   $61,137           $--        $306,503     $367,640
Net income                                          --            --         238,084      238,084
Distributions to partners                           --            --        (185,945)    (185,945)
Acquisition of interest in
  Garden State Cablevision L.P.                     --       (70,384)             --      (70,384)
Acquisition of interest in
  Galveston Cellular
  Telephone Company                             2,680             --          (4,930)      (2,250)
------------------------------------------------------------------------------------------

Balance at December 31, 1992                   63,817        (70,384)        353,712      347,145
Net income                                         --             --         255,685      255,685
Distributions to partners                          --             --        (175,000)    (175,000)
Contributions                                     809             --              --          809
In-kind contribution of cellular
  FCC license                                  14,064             --              --       14,064
------------------------------------------------------------------------------------------

Balance at December 31, 1993                   78,690        (70,384)       434,397       442,703
Net income                                         --             --         270,800      270,800
Distributions to partners                          --             --        (142,000)    (142,000)
Divestiture of AWACS, Inc.                    (31,506)        70,384         (82,914)     (44,036)
------------------------------------------------------------------------------------------

Balance at December 31, 1994                  $47,184            $--        $480,283     $527,467
==========================================================================================
                                  See accompanying notes.

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
                                                               Voting/
Name and Location                                 Equity      Management
-----------------------------------------------------------------
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

     LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
              NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 3 - Property and Equipment

The major classifications of property and equipment were as
follows:
                                                       December 31,
     (in thousands)                                 1994          1993
-----------------------------------------------------------------
Land                                                 $1,549       $1,379
Buildings and improvements                            8,207        6,583
Cellular equipment                                  658,559      576,655
Other                                                42,597       70,997
                                                   ---------    ---------
                                                    710,912      655,614
Less accumulated depreciation                      (227,643)    (203,167)
                                                   ---------    ---------
                                                   $483,269     $452,447
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

     LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
              NOTES TO COMBINED FINANCIAL STATEMENTS


NOTE 6 - Income Taxes (continued)

The income tax expense relates to the income of AWACS, Inc. and consists of the following:

                                      Year Ended December 31,
     (in thousands)              1994          1993          1992
----------------------------------------------------------------

 Current:
    Federal                        $8,375       $3,543         $3,179
    State                           3,762        4,653          2,041
                                   ------        ------        ------
                                   12,137        8,196          5,220
 Deferred:
    Federal                           476        4,381          2,509
    State                             153       (1,330)           735
                                   ------        ------        ------
                                      629        3,051          3,244
                                   ------        ------        ------
                                  $12,766      $11,247         $8,464
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

Future minimum payments under noncancellable operating leases with initial or remaining terms of one year or more at December
31, 1994 are:


       (in thousands)                     Amount
       -------------------------------------------
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
                          BALANCE SHEETS
                    DECEMBER 31, 1994 AND 1993
           (Dollars in thousands, except share amounts)

ASSETS                                               1994           1993
----------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                         $7,811         $3,551
  Marketable securities                                 --         16,465
  Other receivables                                  1,487          2,744
-----------------------------------------------------------------
     Total current assets                            9,298         22,760
-----------------------------------------------------------------
Investment in consolidated subsidiaries            346,216             --
Property and equipment, at cost, less
  accumulated depreciation                             380            471
Other noncurrent assets                                520          2,949
-----------------------------------------------------------------
Total Assets                                      $356,414        $26,180
=================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
-----------------------------------------------------------------
Current Liabilities:
  Accounts payable                                    $201            $--
  Payable to affiliates, net                        49,610         57,435
  Deficiency of investment in
     consolidated subsidiaries                          --      1,061,401
  Accrued expenses                                   6,733          1,321
-----------------------------------------------------------------
     Total current liabilities                      56,544      1,120,157
-----------------------------------------------------------------
Other noncurrent liabilities                         2,132          8,388

Stockholders' Equity (Deficit):
  Common stock, $.01 par value,
     150,000,000 shares authorized,
     55,329,000 shares issued                         553            553
  Paid-in capital                               1,055,169        224,689
  Deficit                                        (586,055)    (1,150,205)
-----------------------------------------------------------------
                                                  469,667       (924,963)
-----------------------------------------------------------------

                           (Continued)

                   LIN BROADCASTING CORPORATION
                      (PARENT COMPANY ONLY)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION
                    BALANCE SHEETS (Continued)
                    DECEMBER 31, 1994 AND 1993
           (Dollars in thousands, except share amounts)


LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT) (Continued)                               1994           1993
----------------------------------------------------------------

Less common stock in treasury,
  at cost (1994-3,678,000 shares;
  1993-3,826,000 shares)                           171,929       177,402
-----------------------------------------------------------------
     Total stockholders' equity
       (deficit)                                   297,738    (1,102,365)
Total Liabilities and Stockholders'
  Equity                                          $356,414       $26,180
=================================================================


This Schedule I should be read in conjunction with the LIN
Broadcasting Corporation and Subsidiaries Consolidated Financial
Statements and Notes thereto.

                               LIN BROADCASTING CORPORATION
                                   (PARENT COMPANY ONLY)
                 SCHEDULE I - CONDENSED FINANCIAL INFORMATION (Continued)
                                   STATEMENTS OF INCOME
                   FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                  (Dollars in thousands)


                                                             1994           1993           1992
---------------------------------------------------------------------------------------
Net Revenues                                                  $--             $--           $--
Other Income (Expenses):
  Fees charged to subsidiaries and
     affiliates, net of corporate expenses                  2,266             693         1,424
  Depreciation                                               (160)           (149)         (164)
  Litigation settlement                                        --              --         7,032
  Other                                                      (249)          1,595         2,131
---------------------------------------------------------------------------------------
Income Before Income Tax Expense and
  Equity in Income (Loss) of Subsidiaries                   1,857           2,139        10,423

Income Tax Expense                                            650             749         3,648
---------------------------------------------------------------------------------------
Income Before Equity in Income (Loss)
  of Subsidiaries                                           1,207           1,390         6,775

Equity in Income (Loss) of Subsidiaries                   562,943         (62,117)      (75,727)
---------------------------------------------------------------------------------------

Net Income (Loss)                                        $564,150        $(60,727)     $(68,952)
=======================================================================================



This Schedule I should be read in conjunction with the LIN Broadcasting Corporation and
Subsidiaries Consolidated Financial Statements and Notes thereto.

                               LIN BROADCASTING CORPORATION
                                   (PARENT COMPANY ONLY)
                 SCHEDULE I - CONDENSED FINANCIAL INFORMATION (Continued)
                                 STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                  (Dollars in thousands)
                                                           1994           1993           1992
---------------------------------------------------------------------------------------


NET CASH USED IN OPERATING ACTIVITIES                    $(18,146)        $(5,196)     $(16,580)
---------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Proceeds from sales of marketable securities             16,368          46,677        34,780
  Purchases of marketable securities                           --         (43,705)      (22,260)
  Proceeds from sale of equipment                              28              92            --
---------------------------------------------------------------------------------------
     Net cash provided by investing activities             16,396           3,064        12,520
---------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Proceeds from common stock issued for stock
     purchase plan and stock options                        7,104           4,145         1,641
  Purchase of common stock for treasury                    (1,094)         (1,798)       (1,429)
---------------------------------------------------------------------------------------
     Net cash provided by financing activities              6,010           2,347           212
---------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                          4,260             215        (3,848)

Cash and Cash Equivalents at Beginning of Year              3,551           3,336         7,184
---------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Year                   $7,811          $3,551        $3,336
=======================================================================================


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

NOTE B - Dividends

There have been no dividends paid by the Company's subsidiaries to the Company during the years ended December 31, 1994, 1993 and 1992.

                       LIN BROADCASTING CORPORATION AND SUBSIDIARIES
                SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                  (Dollars in thousands)

                                                             1994           1993           1992
---------------------------------------------------------------------------------------

Balance at Beginning of Year                               $18,138         $13,398       $11,869
Additions:
  Charged to income                                         18,200          14,359        14,930

  Recoveries                                                 8,088           7,939         4,911
Deductions:

  Accounts written off                                      23,547          17,558        18,312

  Spin-off of LIN TV and divestiture
     of GuestInformant                                       3,484              --            --
---------------------------------------------------------------------------------------

Balance at End of Year                                     $17,395         $18,138       $13,398
=======================================================================================


                 LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                  (Dollars in thousands)

                                                            1994           1993           1992
---------------------------------------------------------------------------------------

Balance at Beginning of Year                               $9,979         $14,638        $11,309

Additions:

  Charged to income                                        24,110          20,945         21,127

Deductions:

  Accounts written off                                      6,827          25,604         17,798
---------------------------------------------------------------------------------------
Balance at End of Year                                    $27,262          $9,979    (1)           $14,638     (2)


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

10.29     Consulting Agreement, dated as of December 28, 1994, between LIN TV, LCH
          Communications, Inc. and LIN Michigan Broadcasting Corporation (incorporated by reference to Exhibit 99.4 to the Report on Form 8-K dated December 28, 1994 filed by LIN Television Corporation)
10.30     Right of First Refusal Agreement, dated as of December 28, 1994, between the
          Company and LIN TV (incorporated by reference to Exhibit 99.5 to the Report on
          Form 8-K dated December 28, 1994 filed by LIN Television Corporation)
10.31(a)  Asset Purchase Agreement, dated June 7, 1994 among the Company, LIN TV, Cook
          Inlet Communications Corp. and Cook Inlet Communications, Inc. (the "Asset
          Purchase Agreement") (incorporated by reference to Exhibit 99.1 to the Company's
          Report on Form 8-K dated December 28, 1994)
10.31(b)  First Amendment, dated September 26, 1994. to the Asset Purchase Agreement
          (incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K
          dated December 28, 1994)
10.31(c)  Second Amendment, dated December 6, 1994. to the Asset Purchase Agreement
          (incorporated by reference to Exhibit 99.3 to the Company's Report on Form 8-K
          dated December 28, 1994)
10.32     Credit Agreement, dated as of June 15, 1994, among LIN Cellular Network, Inc.,
          Toronto Dominion (Texas), Inc. and the Lenders named therein
11        Statement regarding computation of earnings per share
21        Subsidiaries of the Registrant
23.1**    Consent of Ernst & Young LLP
23.2      Consent of Deloitte & Touche LLP
23.3      Consent of Arthur Andersen LLP
24        Powers of Attorney with respect to Certain Signatures
27        Financial Data Schedule



-----------------------
** Filed herewith.