Form 10-Q/A
period 1995-03-31
LIN BROADCASTING CORP
filed 1995-08-16
CIK 59498

SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C.  20549

				FORM 10-Q/A
			     (Amendment No. 1)

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

                                          						March 31,      December 31,
                                         						   1995             1994
					                                         ------------     -----------
ASSETS
--------------------------
Current Assets:
   Cash and cash equivalents                     $35,183          $47,467
   Accounts receivable, less
    allowance for doubtful
    accounts                                     135,852          136,279
   Inventories                                    16,123           16,848
   Prepaid expenses and
    other current assets                           8,643            9,907
                                    					       ---------        ---------
    Total current assets                         195,801          210,501

Property and equipment, at cost,
   less accumulated depreciation                 465,762          450,698
Other noncurrent assets                           45,662           47,150
Investments in and advances to
   unconsolidated affiliates                     293,998          274,830
Intangible assets, less accumulated
   amortization                                1,923,462        1,940,694
                                   					       ---------        ---------

   Total assets                               $2,924,685          $2,923,873
                                   					      ==========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Current portion of long-term
     bank debt                                 $167,563            $151,875
   Accounts payable, accrued expenses
     and other current liabilities              186,645             230,574
                                   					      ---------           ---------
     Total current liabilities                  354,208             382,449

			   (continued)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	  LIN BROADCASTING CORPORATION AND SUBSIDIARIES
	CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
		      (Dollars in thousands)
			   (Unaudited)

                                 					      March 31,      December 31,
                                         						1995             1994
                                 					     ------------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
(Continued)
------------------------------------
Long-term bank debt                            1,453,688        1,443,125
Deferred income taxes                            735,185          735,313
Other noncurrent liabilities                       7,303            6,741
                                          						---------       ---------
  Total liabilities                            2,550,384        2,567,628
                                   					       ---------        ---------
Minority interests in equity of
   consolidated subsidiaries                      61,185           58,507
                                   					       ---------        ---------
Stockholders' Equity:
   Common stock (55,329,000
     shares issued)                                  553              553
   Paid-in capital                             1,055,893        1,055,169
   Deficit                                     (573,354)        (586,055)
                                   					       ---------           ---------
                                           						483,092           469,667
   Less common stock in treasury,
     at cost (3,633,000 and
     3,678,000 shares, respectively)            169,976           171,929
                                    					      ---------           ---------
       Total stockholders' equity               313,116           297,738
                                   					      ---------           ---------
       Total liabilities and
       stockholders' equity                  $2,924,685       $2,923,873
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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


	  LIN BROADCASTING CORPORATION AND SUBSIDIARIES
	      CONSOLIDATED STATEMENTS OF OPERATIONS
	 (Dollars in thousands, except per share amounts)
			   (Unaudited)


                                 					    Three Months Ended March 31,
                                 					    ---------------------------
                                         						1995           1994
                                  					    -----------      ----------

Revenues:
  Service                                   $199,035         $192,253
  Equipment sales                              32,240           23,718
                                   					    ---------        ---------
  Total revenue                               231,275          215,971

  Cost of equipment sales                      32,048           24,344
		                                    			    ---------        ---------
Net Revenues                                  199,227          191,627
                                   					   ----------       ----------

Operating Costs and Expenses:
  Direct costs and expenses                   136,309          128,516
  Corporate expenses                            2,966            2,613
  Depreciation                                 14,687           13,081
  Amortization of intangible assets            17,232           19,701
                                    					   ----------       ----------
                                   					      171,194          163,911
                                   					   ----------       ----------

Operating Income                               28,033           27,716
                                   					   ----------       ----------
Other Income (Expense):
  Equity in income of
    unconsolidated affiliates                  30,191           31,848
  Investment and other income                   1,031            1,237
  Interest expense                           (32,264)         (22,520)
                                    					   ----------       ----------
                                   					      (1,042)           10,565
                                   					   ----------       ----------
Income Before Income Tax Expense
  and Minority Interests                       26,991           38,281
Income Tax Expense                              6,894           12,914
                                    					   ----------       ----------
Income Before Minority Interests               20,097           25,367

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	  LIN BROADCASTING CORPORATION AND SUBSIDIARIES
	 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
		      (Dollars in thousands)
			   (Unaudited)

                                   					  Three Months Ended March 31,
                                   					  ---------------------------
                                     					      1995           1994
                                    					  -----------      ----------

Increase (decrease) in Cash
  and Cash Equivalents                       (12,284)            7,917

Cash and Cash Equivalents at
  Beginning of Period                          47,467           86,366
                                    					    ---------        ---------
Cash and Cash Equivalents
  at End of Period                            $35,183          $94,283
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

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. Certain reclassifications have been made to the financial statements for the previous periods to conform with the current period's presentation. The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

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

	  Total revenue                      $226,256      $245,904

	  Net income                           70,800        75,624

	  LIN's equity in net income           30,191        31,848

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
	  Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS 1995 v. THREE MONTHS 1994

     The results for the two periods are not directly comparable due to the previously reported spin-off of the LIN Television Corporation ("LIN Television") operations and the divestiture of the Philadelphia cellular equity investment and the GuestInformant publishing operations. See Note 3 to the Consolidated Financial Statements in the Company's 1994 Form 10-K, as amended.

     The Company's total revenue for the first quarter of 1995 was $231.3 million, a 7% increase over first quarter 1994 revenue. The revenue increase was the result of a 29% increase in service revenues attributable to consolidated cellular operations, offset by a decrease in service revenues attributable to media operations due to the divestiture of LIN Television and GuestInformant. The increase in cellular service revenue was primarily due to a 45% increase in the consolidated subscriber base since March 31, 1994, offset in part by a 10% decrease in average monthly revenue per subscriber. Average monthly revenue per subscriber continues to trend downward as market penetration increases, reflecting the continuation of a change in the mix of customers toward more casual users as a percentage of the total customer base. Average monthly minutes of usage declined approximately 6%. In addition, pricing changes and promotional activities have resulted in a lower average revenue per minute of usage.

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

     Equity in the income of unconsolidated cellular affiliates decreased 5% due primarily to a slight decrease in net income at the Los Angeles and Houston operations. Total revenues of the unconsolidated affiliates (Los Angeles, Houston and Galveston) rose 16% due to a 30% increase in subscribers offset by a decrease in monthly revenue per subscriber. Operating costs and expenses increased 36% largely from higher marketing costs resulting primarily from a 36% increase in gross subscribers added for the quarter.

     Interest expense (which includes the amortization of the financing and commitment fees) increased $9.7 million, due to higher interest rates, offset in part by the absence of the divested LIN Television Corporation debt.

     The provision for preferred stock dividends of a subsidiary is no longer required due to the redemption of the LCH
Communications preferred stock in the second quarter of 1994.
See note 7 to the Consolidated Financial Statements in the Company's 1994 Form 10-K, as amended.

Recently issued accounting standards

     In October 1994, the Company adopted Statement of Financial Accounting Standards No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments, (SFAS 119) which requires additional disclosure regarding the nature and purpose of derivative financial instruments. The Company utilizes interest rate caps to comply with certain debt covenants and to provide protection against rising interest rates.

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

value of intangible assets will be reviewed if the facts and circumstances indicate they may be impaired. If this review indicates that that the intangible assets will not be recoverable based on the sum of expected cash flows, undiscounted and without interest charges, the Company's carrying value of the intangible assets will be reduced by an impairment loss equal to the excess of the carrying amount over the fair value of the assets. Management believes the adoption of SFAS 121 will not have a material impact on the financial position or the results of operations of the Company.

REGULATION AND COMPETITION

     Governmental regulation of the Company's cellular interests is described in the Company's Annual Report on Form 10-K, as amended. Since the filing of that report, the Federal Communications Commission has announced that it has denied all petitions from state utility commissions requesting authority to continue regulating cellular rates. Utility Commissions in three states where the Company owns cellular interests - California, Connecticut and New York - had filed petitions to retain rate regulation authority. The states where petitions have been denied will have the right to request the FCC to reconsider its decision. If they do so, they will be able to continue regulating cellular rates until the FCC acts on their reconsideration requests, or until August 10, 1995 if no FCC action has been taken by that date.

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

                                   					 Three Months Ended March 31,
                                     					 ---------------------------
                                    					      1995          1994
                                    					     ------        ------

Cellular:

  Revenues:
    Service                                  $263,002      $223,558
    Equipment sales                            37,555        34,595
                                   					    ---------     ---------
    Total revenue                             300,557       258,153

    Cost of equipment sales                    38,726        35,758
                                   					    ---------     ---------
                                   					      261,831       222,395
                                    					     --------      --------

  Direct costs and expenses                    84,682        69,803
  Marketing                                    86,226        67,775
  Depreciation                                 20,441        17,424
  Amortization                                 17,265        18,977
                                    					     --------      --------
  Total operating costs                       208,614       173,979
                                   					     --------      --------
  Operating income -
    proportionate basis                       $53,217       $48,416
                                   					     ========      ========
  Proportionate subscribers(1)              1,199,000       958,000




(1) Calculated by multiplying (i) the total subscribers of a licensee in which, as of the date specified, the Company owned an interest, by (ii) the percentage ownership interest
	  in that licensee which the Company owned on such date.

			    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.





			      LIN Broadcasting Corporation
					  (Registrant)


			      DONALD GUTHRIE
			      ---------------------------------
			      Donald Guthrie
			      Senior Vice President - Finance

Date:  August 16, 1995